Form 10QSB
period 2007-06-30
Salon City Inc
filed 2007-08-13
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

SALON CITY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2107795
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

909 North Palm Avenue
Suite 311
West Hollywood, California 90069
(Address of principal executive offices)

310-358-9017
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 13, 2007:     977,483,258
Number of shares of preferred stock outstanding as of August 13, 2007:              -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

SALON CITY, INC.
Balance Sheet
At June 30, 2007

Assets:
Current assets
Cash	$88,055
Accounts receivable less allowance for doubtful accounts of $59,342	60,283
Prepaid expenses	54,000

Total current assets	202,338

Fixed assets
Equipment	25,272
Accumulated depreciation	(17,536)

Total fixed assets	7,736

Total assets	$210,074

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$271,431
Related party loan payable	43,291

Total current liabilities	314,722

Long-term bank loans payable	99,924

Total liabilities	414,646

Stockholders' Deficit
Common stock, (1,000,000,000 shares authorized, 975,467,258
shares issued and outstanding, par value $.001 per share)	975,467
Preferred stock, (50,000,000 shares authorized, no
shares issued and outstanding, par value $.001 per share)	-
Additional paid-in capital	92,488
Treasury stock	(243,128)
Stock subscriptions receivable	(107,551)
Retained deficit	(921,848)

Total stockholders' deficit	(204,572)

Total liabilities and stockholders' deficit	$210,074

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006

	For the Three Months					For the Six Months
	Ended June 30,					Ended June 30,
	2007		2006			2007		2006

Advertising income		$121,709		$120,666			$228,824		$190,101
Distributors, conference and other income		-		-			140		-

Total revenue		121,709		120,666			228,964		190,101

Cost of goods sold		(196,165)		(66,790)			(291,569)		(110,637)

Gross profit (loss)		(74,456)		53,876			(62,605)		79,464

Selling, general and administrative expenses		41,747		43,444			138,338		116,718

Net ordinary income (loss)		(116,203)		10,432			(200,943)		(37,254)

Interest expense		(14,594)		(4,803)			(21,795)		(11,620)

Net income (loss)		$(130,797)		$5,629			$(222,738)		$(48,874)

Basic income (loss) per share	$	*	$		*	$	*	$	*

Fully diluted income (loss) per share	$	*	$		*	$	*	$	*

Weighted average shares outstanding		983,845,458		915,015,874			977,345,458		923,358,125

* = less than $.01 per share.

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Cash Flows
For the Six Months ended June 30, 2007 and 2006

	6 Months ended	6 Months ended
	6/30/2007	6/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,738)	$(48,874)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,536	1,534
Par value of shares returned to treasury	12,156	-
Common stock issued for services rendered	45,000	-
(Increase) decrease in operating assets:
Accounts receivable	44,784	21,235
Prepaid expenses	(5,000)	(50,685)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	24,141	37,732
NET CASH (USED IN) OPERATING ACTIVITIES	(100,121)	(39,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(8,883)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(8,883)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	13,000	221,500
Receipt of loans from officer	43,291	-
Proceeds from bank loans	58,045	-
Repayments of bank loans	-	(1,616)
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,336	219,884

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,332	180,826

CASH AND CASH EQUIVALENTS:
Beginning of period	82,723	27,507

End of period	$88,055	$208,333

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the period for interest	$21,795	$11,620
Cash paid during the period for income taxes	$-	$-
Receipt of 12,156,400 common shares from officer in payment of officer loan	$243,128	$-

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
JUNE 30, 2007 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2007 and the results of operations for the period ended June 30, 2007.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments– The carrying amounts of financial instruments including accounts receivable, other current assets, equipment and related depreciation, accounts payable and accrued expenses and bank loans payable approximated fair value because of the immediate short-term maturity of these instruments.

Income Taxes– Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions less the effects of accelerated depreciation for the federal government. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

Fixed Assets– Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 7 years for furniture and fixtures.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
JUNE 30, 2007 (UNAUDITED)

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Revenue Recognition - Revenue is recognized when advertising services are earned and measurable based upon performed.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements - In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities.  FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007.  The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
JUNE 30, 2007 (UNAUDITED)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006.  The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.

An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158.  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R).  It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material affect on its financial statements.

NOTE B – EQUITY

During the six months ended June 30, 2007, the Company issued 3,000,000 common shares to an outside consultant for payment of services during this period. The transaction was valued at the stock price on the date of issuance of $.015 per share. $45,000 was expensed and is included in the accompanying statements of operations. This amount also reasonably approximates the fair market value of services received.

During the six months ended June 30, 2007, the Company collected 12,156,400 of the Company’s officer and majority shareholder’s common shares in payment of a receivable from the officer in the amount of $243,128. These shares were recorded as treasury stock in the accompanying balance sheet at June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    As used herein the terms "we", "us", "our," the “Registrant,” and the "Company" means, Salon City, Inc., a Nevada corporation.

GENERAL DESCRIPTION OF BUSINESS

Introduction

We represent the formal incorporation of a 10-year-old media, entertainment and distribution business located in Hollywood, California. From our inception, we have provided branding, media and product distribution services for the world-wide beauty industry (including professional and consumer beauty salons as well as spas), most notably through our Salon City Star magazine, and we also have a network for distributing beauty products to such salons and spas. We were formally incorporated in Nevada on January 4, 2005.

In 2007, after six years of publishing Salon City Star, SCI entered into a worldwide newsstand distribution agreement with Time Warner Retail and Kable Distribution News to launch the all-new Salon City Magazine in over 5000 major retail bookstores and newsstands in the USA and in 30 countries. The magazine is currently in its initial roll-out stages and is being augmented by a digital edition and online community at www.saloncity.com. Additional media products are being planned for 2008 and include a professional only publication and regularly produced webisodes of a Salon City TV show.

We originally launched operations in the fall of 1995 as SC Communications, a sole proprietorship owned by our current management. It first provided consulting services to beauty product manufacturers. In 1998, we added publicity and public relations services for salons and individuals through an additional sole proprietorship named Salon City Press Club. In 2000, we began producing the SunFun Beauty Festival (an annual summer conference in Las Vegas).

In 2001 we began publishing Salon City Star magazine – a consumer magazine for salons, spas, and their clients. From 2001-2006, Salon City Star was sold on newsstands in Southern California and New York City, mailed to top salons and nationally distributed in salons and spas by our network of 30 distributors, known as Salon City Network.

Our distributors, who in the future will be recruited and selected to be exclusively licensed to represent Salon City in their markets, also sell top professional beauty products to a market of roughly 250,000 salons and spas. This market has combined annual revenues exceeding $150 billion dollars in services and retail revenues. To increase our exposure in this market, we use our magazine and media events to position the Salon City brand.

By building our brand name and inviting distributors and members to join our network, we plan to grow Salon City’s brand worldwide and to help independent distributors gain exposure, develop their markets and increase their customer loyalty and promote their people, products and programs; some of which will be anticipated Salon City products and services.

Nature of the Products or Services Offered

Salon City's concept arises from our core mission to offer the public positively oriented news and products related to the conscious consumer’s desire to live a life of health and wellness. We intend to more formally organize our consumer movement into a membership consisting of salons, spas and clients–what we call the “Salon City Society”– as it grows and emerges in the world of beauty, entertainment and lifestyle branding. We have built a globally respected brand associated with a positive, balanced lifestyle vision for both the beauty industry and public. Some of our products and programs will include:

Salon City Magazine

Published monthly in 2008-9, our Hollywood-based magazine, Salon City, which is sold and distributed in bookstores throughout the world and in selected salons. Salon City features news from celebrities, everyday people and America's favorite beauty makers. Beauty entertainment and lifestyle news is the focus.  Salon City, currently in its 2007 rollout stages, has a roll-out circulation of approximately 75,000-100,000 issues. In 2008-9 national circulation will exceed 150,000 copies per issue, and is strategically targeted to evolve into a high-volume publication with higher frequencies and readership in excess of 1 million issues. We currently sell the magazine through national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aids and major grocery and drug chains. It is also sold in 30 countries worldwide. A professional salon distribution program is being developed to allow licensed network distributors and salons to retail Salon City’s publications.

SunFun Conference & Salon City Expos

We produce events like our SunFun event, which brings top beauty makers together to meet and share their ideas, products and vision. These events take place in cities around the country, where professionals and public are invited to attend. SunFun offers professionals one-on-one and group education on media artistry and branding.

World Beautymaker Awards

We are developing an televised awards event, the World Beautymaker Awards, scheduled for 2008-9. This Hollywood event is devoted to recognizing people who contribute to our basic values of beauty, truth, and goodness. We have invited beauty makers and their clients, as well as numerous city mayors, civic organizations like the fire and police departments, and local city news media to contribute names of those who deserve recognition for such contributions. We have designed the award statuette as a beautiful woman holding a threefold flame (signifying inner light), standing on a platform with the words beauty, truth and goodness circling the perimeter of the base. We generate revenue from this event through sponsorships, media syndication rights, and official licensing opportunities.

MAG All-Stars (Media Artists Group)

We publicize individuals who are members of our “media artists group,” MAG, who are all talented communicators and committed to bringing beauty, truth and goodness to audiences everywhere. Our media exposure helps them get their unique message out to the world. They are positive role models.

Salon City Press Club

We offer our “Salon City Press Club” to those individuals who are seeking press and media exposure on a regular basis. We offer to write and publicize informational news updates, which are seen in local area media outlets as well as in our magazine and events. The Press Club helps brand us and our clients to the public.

Salon City Distribution Network

We have established a network of distributor relationships across North America. They will be selected to represent us in their region. These distributors will bring our people, events, education and products to their local cities. In turn, they provide us with news on top products and information. We currently are scheduling events with a number of them as we prepare to expand the program nationwide as well as internationally. The industry professionals we have professional relationships with are among the many top distributors in the world with whom we are targeting for affiliation with the Salon City Network.

All-Industry Marketplace

We actively promote businesses who are providing the public with good products and services. We feature them in the “Marketplace” section of our magazine as well as our other publications and events. We recommend that our web fans look into these companies, which we choose for their alignment with our vision for a positive influence on the beauty industry. We will develop marketing and distribution partnerships with many new products seeking our branding support.

Salon City Society

We have established an affinity group called Salon City Society. Anyone who is a fan of beauty, truth and goodness can become part of this group. We take a stand for these qualities and what we feel is needed to improve society. Membership simply means that people support beauty makers with positivism, passion and professionalism.

Competition

The beauty magazine is highly competitive in many areas, including name recognition, product availability, customer service, store location and price.

Competitors include national and regional companies that publish beauty magazines. We compete on the basis of our customer service, including the trustworthy advice of our distributors, magazine availability, price, product, and newsstand location.

Employees

We have two full-time employees, and over 30 independent consultants working in numerous capacities in Salon City’s publishing, online, media and events.

We have never experienced any material labor disruption and believe that relations with our employees are good.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue is recognized when advertising services are earned and measurable based upon completed performance. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Fixed Assets

Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 7 years for furniture and fixtures.

Expenditures for maintenance and repairs are expensed as incurred.

Net Income / Loss

We had a net (loss) of $(222,768) and $(48,874) for the six months ended June 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $138,338 and $116,718 for the six months ended June 30, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

We had a net income (loss) of $(130,797) and $5,629 for the three months ended June 30, 2007 and 2006, respectively. The net income (loss) in these periods was due primarily to operational expenses, which were $41,747 and $43,444 for the three months ended June 30, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Revenue

We recorded revenues of $228,824 and $190,101 for the six months ended June 30, 2007 and 2006, respectively. We recorded revenues of $121,709 and $120,666 for the three months ended June 30, 2007 and 2006, respectively. The increase in revenues was attributable to the planned delay in launching the new consumer publication in the first quarter of 2007 (Salon City Magazine), which replaced last year’s professional magazine (Salon City Star). The ‘professional to consumer’ transition lost some of its ‘professional only’ advertisements at this time.

To inform the reader and provide more decision usefulness herein, the following paragraphs were written describing more of what we do, the services we provide and the magazine we distribute.

Our distributors also sell top professional beauty products to thousands of salons and spas. We are positioning ourselves to brand our magazine to their customers by helping them gain exposure, customer loyalty and promoting their people, products and programs.

Our five to ten year goal is to become the most successful media company to deliver beauty entertainment and products to the professional salon marketplace. Our goal is to have 25,000 salons aligned with Salon City’s ‘New Salon Society’ membership, and we will showcase many of them through our ‘licensed’ Salon City Network distributors. Each local network will feature the top 40 salons, and in over 100 metro markets we will have 4,000 identified in collective marketing and advertising as Salon City StarStudio salons.

By distributing hundreds of magazines through these 4,000 salons and others, our goal will be to expand circulation and frequency and reach to 2,000,000 issues, and generate 25 million dollars plus in advertising, membership, magazine, branding and licensing revenues. We will accomplish this through our distributor network that retains their rights for a desired salon city market.

In two to five years, we will continue to recruit, train, develop and certify a media artist group (MAG All-Stars) of sales team and educators to represent and manage the network. In the short term of one to two years, we are focusing on strengthening our financial foundation, restructuring our high interest start up debt, out sourcing a support management team and completing our next level of business plan. Overall, we are solidifying, polishing and positioning ourselves for larger levels of investment and acceleration.

Steve and Annie Casciola, our majority shareholders, officers and directors, have each been in the professional beauty industry over twenty five years. Steve Casciola was college trained in electrical engineering/business at Arizona State University. Steve Casciola opened two salons in Seattle’s Pike Street Market and U-District. In 1981 through 1995, Steve Casciola later accepted corporate positions and as Vice President of Marketing and Sales for top hair care companies.

Annie Casciola was trained as a hairstylist at Vidal Sassoon in London. She was Vidal Sassoon’s first lady barber for men in New York City, and later pursued her career on the West Coast.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2007 and 2006 were $291,569 and $110,637. Cost of goods sold for the three months ended June 30, 2007 and 2006 were $196,165 and $66,790. Gross margin decreased to a net loss in the three and six months ended June 30, 2007 from a positive margin in the three and six months ended June 30, 2006. The reason for the deterioration in gross margin for the three and six months ended June 30, 2007 is due to the new book being more expensive to produce and revenues taking additional quarters to catch up with the new and expanded production.

Expenses

Operating expenses for the six months ended June 30, 2007 and 2006 were $138,338 and $116,718, respectively. Operating expenses for the three months ended June 30, 2007 and 2006 were $41,747 and $43,444, respectively. This was relatively constant between periods. Professional fees were the primary reason for the increases in the six month periods in that we issued $45,000 worth of our common shares for services rendered by a consultant during the three months ended March 31, 2007. The consultant provided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition.

Several key factors influenced 2007's Q1 and Q2 performance:

1. Fall out effect from September to December failure of Fountain Capital Fund to perform their agreement.

2. Upfront costs to 'green light' the new Salon City Magazine.

3. Promotional and marketing costs associated with the launch of the new magazine.

4. Temporary loss of 'professional advertisers' unable to advertise.

5. Four month delay between old book and new book

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(100,121) and $(39,058) for the six months ended June 30, 2007 and 2006, respectively. This was primarily attributable to net (losses), which were $(222,738) and $(48,874) for the six months ended June 30, 2007 and 2006, respectively, offset by the non-cash charges for common shares issued for services rendered during the six months ended June 30, 2007 only in the amount of $45,000.

Net cash flows used in investing activities for the six months ending June 30, 2007 and 2006 were $8,883 and $-0-, respectively. The cash flows used in investing activities for the six months ended June 30, 2007 was primarily used for the purchase of office related equipment in the amount of $8,883.

Net cash flows provided by financing activities were $114,336 and $219,884 for the six months ended June 30, 2007, and 2006, respectively. This was mainly attributable to $13,000 in proceeds from the sale of common stock, to $43,291 in receipt of loans from an officer, and $58,045 in proceeds from bank loans for the three months ended March 31, 2007.

Overall, we have funded all of our cash needs from inception through June 30, 2007 with proceeds from issuances of common stock.

On June 30, 2007, we had cash of $88,055 on hand. We do not have or anticipate having within the next twelve months any cash flow or liquidity problems and we are not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

The proceeds from this offering will satisfy our cash requirements for the next twelve months. It will not be necessary to raise additional funds.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SALON CITY, INC.

Date: August 13, 2007	By:	/s/ Steven Casciola
Steven Casciola President, CEO, CFO

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer/Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.