Form 10QSB
period 2007-09-30
Salon City Inc
filed 2007-11-14
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

SALON CITY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2107795
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Number of shares of common stock outstanding as of November 9, 2007: 984,083,258

Number of shares of preferred stock outstanding as of November 9, 2007: -0-

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

ITEM 1. FINANCIAL STATEMENTS

SALON CITY, INC.
Balance Sheet
At September 30, 2007

Assets:
Current assets
Cash	$106,309
Accounts receivable less allowance for doubtful accounts of $45,505	127,680
Prepaid expenses	54,000

Total current assets	287,989

Fixed assets
Equipment	15,126
Accumulated depreciation	(15,126)

Total fixed assets	-

Total assets	$287,989

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$379,225
Related party loan payable	147,212

Total current liabilities	526,437

Long-term bank loans payable	99,625

Total liabilities	626,062

Stockholders' Deficit
Common stock, (1,000,000,000 shares authorized, 984,083,258
shares issued and outstanding, par value $.001 per share)	984,083
Preferred stock, (50,000,000 shares authorized, no
shares issued and outstanding, par value $.001 per share)	-
Additional paid-in capital	2,254,933
Treasury stock	(243,128)
Retained deficit	(3,333,961)

Total stockholders' deficit	(338,073)

Total liabilities and stockholders' deficit	$287,989

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2007		2006		2007		2006

Advertising income		$182,302		$182,279		$411,126		$372,380
Distributors, conference and other income		-		-		140		-

Total revenue		182,302		182,279		411,266		372,380

Cost of goods sold		(171,968)		(106,225)		(463,537)		(216,862)

Gross profit (loss)		10,334		76,054		(52,271)		155,518

Selling, general and administrative expenses		312,171		146,128		455,009		262,846

Net ordinary (loss)		(301,837)		(70,074)		(507,280)		(107,328)

Interest expense		(8,464)		(8,856)		(30,259)		(20,476)

Net (loss)		$(310,301)		$(78,930)		$(537,539)		$(127,804)

Basic (loss) per share	$	*	$	*	$	*	$	*

Fully diluted (loss) per share	$	*	$	*	$	*	$	*

Weighted average shares outstanding		979,775,258		954,738,808		975,575,258		947,176,308

* = less than $.01 per share.

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Cash Flows
For the Nine Months ended September 30, 2007 and 2006

	9 Months ended	9 Months ended
	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(537,539)	$(127,804)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,822	5,280
Par value of shares returned to treasury	12,156	-
Fair value of rent provided by officer	6,750	-
Common stock issued for services rendered	221,800	-
(Increase) decrease in operating assets:
Accounts receivable	(57,905)	(40,006)
Other current assets and prepaid expenses	-	(71,142)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	174,216	77,182
Deferred revenue	(52,785)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(231,485)	(156,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,433)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,433)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	46,037	300,218
Receipt of loans from officer	147,212	-
Proceeds from bank loans	56,662	-
Repayments of bank loans	-	(1,161)
NET CASH PROVIDED BY FINANCING ACTIVITIES	249,911	299,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,993	142,567

CASH AND CASH EQUIVALENTS:
Beginning of period	89,316	27,507

End of period	$106,309	$170,074

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the period for interest	$30,258	$20,476
Cash paid during the period for income taxes	$-	$-
Receipt of 12,156,400 common shares from officer in payment of officer loan	$243,128	$-

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
SEPTEMBER 30, 2007 (UNAUDITED)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2007 and the results of operations for the period ended September 30, 2007.

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
SEPTEMBER 30, 2007 (UNAUDITED)

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Revenue Recognition -

Advertising Revenue - Revenue from advertising is recognized when advertising services are earned and measurable based upon completed performance. For advertising services, performance becomes complete when the actual printing of the magazine is finished and the customer is billed with accompanied proof of printing.

Distributor Revenue - Revenue from distributors for retail sales of publications is recognized at the point it is earned and measurable based upon completed performance. For revenue from distributors, performance becomes complete at a subsequent date when the distributor reports the actual number of publication units sold.

Conference Revenue - Conference revenue is earned and measurable based upon completed performance, unless it is for non-refundable deposits related to ticket sales and sponsorships. Performance becomes complete for conferences at the end of the conference.

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

Recent Accounting Pronouncements - On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE B – EQUITY

During the nine months ended September 30, 2007, the Company issued 11,616,000 common shares to outside consultants for payment of services during this period. The transactions were valued at the stock prices on the dates of issuances ranging from $.01 to $.05 per share. $221,800 was expensed and is included in the accompanying statements of operations. This amount also reasonably approximates the fair market value of services received.

During the nine months ended September 30, 2007, the Company collected 12,156,400 of the Company’s officer and majority shareholder’s common shares in payment of a receivable from the officer in the amount of $243,128. These shares were recorded as treasury stock in the accompanying balance sheet at September 30, 2007.d

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” and the "Company" means, Salon City, Inc., a Nevada corporation.

GENERAL DESCRIPTION OF BUSINESS

Introduction

Headquartered in Los Angeles, California, we publish Salon City magazine, where Life is Beautiful(SM). It is distributed nationally by Time/Warner Retail, a Time Warner Company, and internationally by Kable Distribution Services, an AmRep company.  As an emerging media company for beauty entertainment and a lifestyle brand for future products and services, we want to appeal to a global audience of consumers who want to be empowered to lead a healthier, more positive lifestyle.

We were incorporated in Nevada on January 4, 2005.  We represent the formal incorporation of a 10-year-old media, entertainment and distribution sole proprietorship. From our inception in 1997, known then as Salon City Press Club, we have published print and online media, most notably through our trade publication Salon City Star magazine.  In March 2007, we re-positioned the six-year old professional trade publication (Salon City Star) to the new web site, and then launched the first edition of the 100% consumer-focused publication, Salon City. Until spring 2008, the company will still be in the yearlong rollout stages of establishing the magazine’s presence in retail stores.

To reach consumers, many of whom are the end-users for salons and spas, we entered into a three year agreement with Time/Warner Retail to have them distribute Salon City magazine to thousands of bookstores and newsstands in America and Canada. We also entered in to a three year agreement with Kable Distribution Services to distribute Salon City magazine internationally. The magazine is currently sold in approximately 4800 bookstores and newsstands throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom.

Competition

The beauty and fashion magazine business can be highly competitive. We face broad competition for audiences and advertising revenue from other media companies that produce magazines, newspapers and online content. Overall competitive factors include product positioning, editorial quality, circulation, price and customer service. Competition for advertising dollars is primarily based on advertising rates, the nature and scope of readership, and reader response to advertisers’ products and services. We compete with our competitors based upon the price of our magazine, the quality of the articles and information that we publish, and the design features of our magazines.

Salon City is currently sold in the women’s interest and lifestyle sections of retail outlets. Our point of difference is that we have attracted the beauty professionals, who are highly sought after by upscale advertisers, to our magazine; this highly sought after market has traditionally been considered one with strong barriers of entry. Moreover, we believe we appeal to a broad demographic of mainstream sophisticated consumers that many advertisers are seeking.

Employees

 We currently have over 40 independent contractors working with the company, yet we are able to keep staffing costs to a minimum with only two full time employees. The 40 or so independent consultants work in numerous capacities in Salon City’s publishing, online, media and events.

We have never experienced any material labor disruption and believe that relations with our employees are good.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Net Income / Loss

We had a net (loss) of $(537,539) and $(127,804) for the nine months ended September 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $455,009 and $262,846 for the nine months ended September 30, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

We had a net (loss) of $(310,301) and $(78,930) for the three months ended September 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $312,171 and $146,128 for the three months ended September 30, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Revenue

We recorded revenues of $411,266 and $372,380 for the nine months ended September 30, 2007 and 2006, respectively. We recorded revenues of $182,302 and $182,279 for the three months ended September 30, 2007 and 2006, respectively. The increase in revenues was attributable to the planned delay in launching the new consumer publication in the first quarter of 2007 (Salon City Magazine), which replaced last year’s professional magazine (Salon City Star). The ‘professional to consumer’ transition lost some of its ‘professional only’ advertisements at this time.

To inform the reader and provide more decision usefulness herein, the following paragraphs were written describing more of what we do, the services we provide and the magazine we distribute.

Salon City's concept arises from our core mission to offer the public positively oriented news and products that relate to a consumer’s desire to live a life of health and wellness. We intend to organize a consumer membership consisting of salons, spas and clients–what we call the “Salon City Society”–as it grows and emerges in the world of beauty, entertainment and lifestyle branding. We are in the process of building a globally respected brand associated with a positive, balanced lifestyle and vision for both the public and the beauty industry. While our redesigned consumer publication, Salon City magazine, has generated most of our revenues in 2007, other initiatives, including our new web shows, online entertainment and publication, will be unfolding in 2008 and 2009. We believe our expanded media and product platform will add to our overall revenues.

After six years as a trade publication, Salon City Star magazine was renamed, redesigned and relaunched on February 27, 2007. Our Hollywood-based magazine, Salon City, is now 100% consumer focused. Salon City is currently sold through thousands of national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aid and major grocery and drug chains throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom. Salon City features news from celebrities, everyday people and world beautymakers in music, art, literature and politics. Beauty entertainment and lifestyle news is the focus. Salon City, currently in its 2007-2008 rollout stages, has an introductory circulation of approximately 75,000 copies per issue and a frequency of eight times per year, resulting in a total annual circulation of 600,000.  Over the next five years the magazine is being strategically positioned to become a high sales volume publication with circulation in excess of 750,000 copies per issue.

The magazine’s revenues will also be enhanced beginning in 2008 with a digital edition, which can be purchased on our internet site, www.saloncity.com. Additional media products are being planned to be sold on the site, including a professional-only publication and regularly produced webisodes of Salon City’s new TV program featuring original content.

We are in the final stages of development before going live with the new website, web show and Salon City Network (consisting of Salon City produced video programs that will appear as part of our online entertainment) in the fourth quarter of 2007.  All of our online initiatives will be self-funded (magazine advertising revenue). In 2008, the company will invite sponsors and advertisers to participate in the branding of their products in exchange for contractual agreements that may generate revenue.

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

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2007 and 2006 were $463,537 and $216,862. Cost of goods sold for the three months ended September 30, 2007 and 2006 were $171,968 and $106,225. Gross margin decreased to a net loss in the three and nine months ended September 30, 2007 from a positive margin in the three and nine months ended September 30, 2006. The reason for the deterioration in gross margin for the three and nine months ended September 30, 2007 is due to the new magazine being more expensive to produce and revenues taking additional quarters to catch up with the new and expanded production.

Expenses

Operating expenses for the nine months ended September 30, 2007 and 2006 were $455,009 and $262,846, respectively. Operating expenses for the three months ended September 30, 2007 and 2006 were $312,171 and $146,128, respectively. This was relatively constant between periods. Professional fees were the primary reason for the increases in the nine month periods in that we issued $45,000 worth of our common shares for services rendered by a consultant during the three months ended March 31, 2007. The consultant provided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition. We also issued 8,616,000 shares to consultants in the third quarter of 2007. We recorded compensation expense of $176,800 according to the closing stock prices on the dates of issuances. This approximated the fair value of services received.

Several key factors influenced 2007's Q1-Q3 performance:

1.
Fountain Capital Fund did not fulfill its promise to place up to $3.5 million worth of ads and sponsorships by the end of 2006, resulting in some projects being delayed, other projects' budgets being diminished and others cancelled.

2.	The significant increase in startup costs to launch the new consumer Salon City magazine worldwide.

3.	Marketing and promotional costs to launch the multimedia platform of print, online, webisodes and events.

4.	The temporary loss of advertising revenue from advertisers who could not place professional-only trade show and product ads in a consumer magazine.

5.	There was a delay in derived revenue due to the transition of the last issue of the professional publication in December 2006 and consumer publication in March 2007.

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(231,485) and $(156,490) for the nine months ended September 30, 2007 and 2006, respectively. This was primarily attributable to net (losses), which were $(537,539) and $(127,804) for the nine months ended September 30, 2007 and 2006, respectively, offset by the non-cash charges for common shares issued for services rendered during the nine months ended September 30, 2007 only in the amount of $221,800 as discussed above.

Net cash flows used in investing activities for the nine months ending September 30, 2007 and 2006 were $1,433 and $-0-, respectively. The cash flows used in investing activities for the nine months ended September 30, 2007 was primarily used for the purchase of office related equipment in the amount of $1,433.

Net cash flows provided by financing activities were $249,911 and $299,057 for the nine months ended September 30, 2007, and 2006, respectively. This was mainly attributable to $46,037 in proceeds from the sale of common stock, to $147,212 in receipt of loans from an officer, and $56,662 in proceeds from bank loans for the nine months ended September 30, 2007.

Overall, we have funded all of our cash needs from inception through September 30, 2007 with proceeds from issuances of common stock and shareholder loans.

On September 30, 2007, we had cash of $106,309 on hand. We do not have or anticipate having within the next twelve months any cash flow or liquidity problems and we are not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring us to make payments.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SALON CITY, INC.

Date: November 14, 2007	By:	/s/ Steven Casciola
Steven Casciola President, CEO, CFO

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer/Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.