Form 10QSB/A
period 2007-09-30
Salon City Inc
filed 2007-12-06
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

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

ITEM 1. FINANCIAL STATEMENTS

SALON CITY, INC.
Balance Sheet
At September 30, 2007

Assets:
Current assets
Cash	$106,309
Accounts receivable less allowance for doubtful accounts of $45,505	67,238
Prepaid expenses	54,000

Total current assets	227,547

Fixed assets
Equipment	15,126
Accumulated depreciation	(15,126)

Total fixed assets	-

Total assets	$227,547

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$379,225
Related party loan payable	147,212

Total current liabilities	526,437

Long-term bank loans payable	99,625

Total liabilities	626,062

Stockholders' Deficit
Common stock, (1,000,000,000 shares authorized, 984,083,258
shares issued and outstanding, par value $.001 per share)	984,083
Preferred stock, (50,000,000 shares authorized, no
shares issued and outstanding, par value $.001 per share)	-
Additional paid-in capital	2,254,933
Treasury stock	(243,128)
Retained deficit	(3,394,403)

Total stockholders' deficit	(398,515)

Total liabilities and stockholders' deficit	$227,547

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2007		2006		2007		2006

Advertising income		$182,302		$182,279		$411,126		$372,380
Distributors, conference and other income		-		-		140		-

Total revenue		182,302		182,279		411,266		372,380

Cost of goods sold		(171,968)		(106,225)		(463,537)		(216,862)

Gross profit (loss)		10,334		76,054		(52,271)		155,518

Selling, general and administrative expenses		372,613		146,128		515,451		262,846

Net ordinary (loss)		(362,279)		(70,074)		(567,722)		(107,328)

Interest expense		(8,464)		(8,856)		(30,259)		(20,476)

Net (loss)		$(370,743)		$(78,930)		$(597,981)		$(127,804)

Basic (loss) per share	$	*	$	*	$	*	$	*

Fully diluted (loss) per share	$	*	$	*	$	*	$	*

Weighted average shares outstanding		979,775,258		954,738,808		975,575,258		947,176,308

* = less than $.01 per share.

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Cash Flows
For the Nine Months ended September 30, 2007 and 2006

	9 Months ended	9 Months ended
	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(597,981)	$(127,804)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,822	5,280
Par value of shares returned to treasury	12,156	-
Fair value of rent provided by officer	6,750	-
Common stock issued for services rendered	221,800	-
Bad debt writeoffs	60,442	-
(Increase) decrease in operating assets:
Accounts receivable	(57,905)	(40,006)
Other current assets and prepaid expenses	-	(71,142)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	174,216	77,182
Deferred revenue	(52,785)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(231,485)	(156,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,433)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,433)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	46,037	300,218
Receipt of loans from officer	147,212	-
Proceeds from bank loans	56,662	-
Repayments of bank loans	-	(1,161)
NET CASH PROVIDED BY FINANCING ACTIVITIES	249,911	299,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,993	142,567

CASH AND CASH EQUIVALENTS:
Beginning of period	89,316	27,507

End of period	$106,309	$170,074

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the period for interest	$30,258	$20,476
Cash paid during the period for income taxes	$-	$-
Receipt of 12,156,400 common shares from officer in payment of officer loan	$243,128	$-

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

Net Income / Loss

We had a net (loss) of $(597,981) and $(127,804) for the nine months ended September 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $515,451 and $262,846 for the nine months ended September 30, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

We had a net (loss) of $(370,743) and $(78,930) for the three months ended September 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $372,613 and $146,128 for the three months ended September 30, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

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

Expenses

Operating expenses for the nine months ended September 30, 2007 and 2006 were $515,451 and $262,846, respectively. Operating expenses for the three months ended September 30, 2007 and 2006 were $272,613 and $146,128, respectively. This was relatively constant between periods. Professional fees were one of the reasons for the increases in the nine month periods in that we issued $45,000 worth of our common shares for services rendered by a consultant during the three months ended March 31, 2007. The consultant provided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition. We also issued 8,616,000 shares to consultants in the third quarter of 2007. We recorded compensation expense of $176,800 according to the closing stock prices on the dates of issuances. This approximated the fair value of services received. We also wrote off $60,442 in bad debts of trade accounts receivable in the third quarter of 2007.

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

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(231,485) and $(156,490) for the nine months ended September 30, 2007 and 2006, respectively. This was primarily attributable to net (losses), which were $(597,981) and $(127,804) for the nine months ended September 30, 2007 and 2006, respectively, offset by the non-cash charges for common shares issued for services rendered and bad debts written off during the nine months ended September 30, 2007 only in the amount of $221,800 as discussed above.

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

SALON CITY, INC.

Date: December 6, 2007	By:	/s/ Steven Casciola
Steven Casciola President, CEO, CFO

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer/Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.