Form 10KSB
period 2007-12-31
Salon City Inc
filed 2008-03-14
CIK 1316156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52548

SALON CITY, INC.
(Name of Small Business Issuer in its Charter)

Nevada	20-2107795
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 N. Palm Ave., Suite 311, W. Hollywood, CA. 90069
(Address of Principal Executive Offices)

(310) 358-9017
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
Preferred Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $467,322.

The aggregate market value of the issuer’s common stock held by non-affiliates: $1,072,297

Number of shares of common stock outstanding as of March 13, 2008: 986,783,258

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business.

Introduction

Introduction to Salon City

Salon City Inc., headquartered in Los Angeles, California, publishes Salon Citymagazine, where Life is Beautiful(SM). It isdistributed nationally by Time/Warner Retail, a Time Warner Company, and by Kable Distribution Services, an AmRep company, internationally. As an emerging media company for beauty entertainment and a lifestyle brand for future products and services, we want to appeal to a global audience of consumers who want to be empowered to lead a healthier, more positive lifestyle.

Salon City, Inc. was incorporated in Nevadaon January 4, 2005.  Salon City, Inc. (“we,”“us,”"Salon City" or "SC") represents the formal incorporation of a 10-year-old media, entertainment and distribution sole proprietorship. From our inception in 1997, known then as Salon City Press Club, we have published print and online media, most notably through our trade publication Salon City Starmagazine, which was redesigned in 2007 and became Salon Citymagazine, a consumer publication, which currently generates most of the company’s revenues through print advertising sales, retail newsstand sales and subscriptions.

Prior to preparing to take the company public, a smaller percentage of revenues had been generated from event sales, publicity memberships and special corporate sponsorships. These revenues have been reduced by a planned delay of programs in 2006-2007 so we could focus our time and resources on becoming publicly traded. We intend to reintroduce and expand our delayed programs to build revenues from these areas in the next five years.

Profits have been impacted by two planned expense sectors: debt servicing and the initial legal, accounting and administrative costs of taking the company public.  Additional planned expenses have been incurred for the expansion of the magazine and potential new revenue-producing products.

Revenue

Revenue patterns are still evolving. Total revenues recorded for the year ended December 31, 2007were $467,322. We recorded revenues of $404,681for the yearended December 31, 2006. Thisrepresents an increase of 16%in 2007. Higher ad page rates, sponsorships and newsstand sales contributed to the increase of our 2007 results. However, it will be months before the company starts seeing predictable results from its expanding media initiatives and investment spending in 2007.

Net Loss

Planned expenses were incurred in 2007. We had a net (loss)of $(810,027)for the year ended December 31, 2007. The net loss in this period was due primarily to selling, general and administrative expenses, which included a larger than normal issuance of common stock for services associated with going public. Our net cash flows provided by (used in) operating activities were $(254,980).

We had net (loss) of $(2,533,681)for the yearended December 31, 2006. The net (loss) in this period was due primarily to operational expenses, which were $2,660,344for the year ended December 31, 2006.

How Salon CityStarted

We originally launched operations in the fall of 1997 as Salon City Press Club, which provided publicity and public relations services to salons and individuals. In 2000, we began producing the SunFun Media Artist Group (MAG) Conference (a summer networking and educational conference held in Las Vegas).

We license the Salon Cityregistered trademark from SC Communications, a sole proprietorship owned by current management. A copy of the license agreement is included as Exhibit 10.7 to our amendment to Form 10-SB filed on September 11, 2007. In addition, SC Communications is pursuing registrations of the following intellectual property in the form of names: Beautymaker, Celebeauty, SunFun, Media Artist Group, Salon CityPress Club and Salon City Network.  Currently there are no licenses agreements in place for these names; however, once the registrations are acquired, SC Communications and Salon City, Inc. intend to negotiate licensing arrangements for the use of these names at prevailing market rates.

In 2001, we began publishing Salon City Starmagazine –a professional trade/consumer magazine for salons, spas, and their clients. From 2001-2006, Salon City Starwas sold on selected newsstands in Southern California andNew York City, mailed to high-grossing salons and nationally offered at no charge to salons by our informal network of independent beauty distributors, known as Salon City Distribution Partners.

Our distribution partners will be recruited and selected to be exclusively licensed to represent Salon City in their markets. Outside of any relationship with Salon City, they currently sell professional beauty products to an aggregate domestic market of up to 250,000 salons and spas. The professional salon industry has annual revenues exceeding $150 billion dollars in services and retail. To increase our exposure and involvement in this market, we intend to use our media affiliations and products to position the Salon City brand to professional beautymakers.

By building our name among consumers, including professional beautymakers and their clients, and inviting distributors and members to join our network, we plan to grow Salon City’s brand globally and to also assist independent artists, salons and distributors to gain more media exposure, clients, market share, sales growth and wealth producing opportunities. We are also setting the stage to help promote their people, products and programs, some of which will be planned Salon City products and services.

To reach consumers, many of whom are the end-users for salons and spas, we entered into a three year agreement on November 24, 2006 with Time/Warner Retail to have them distribute Salon Citymagazine to thousands of bookstores and newsstands in America and Canada. And on February 15, 2007 we also entered in to a three year agreement with Kable Distribution Services to distribute Salon City magazine internationally. The magazine is currently sold in approximately 4800 bookstores and newsstands throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom.

In March 2007, the company re-positioned the six-year old professional trade publication (Salon City Star) to the new web site, and then launched the first edition of the 100% consumer-focused publication, Salon City. Until spring 2008, the company will still be in the yearlong rollout stages of establishing the magazine’s presence in retail stores. We are also establishing our revenue goals based on projected frequency, circulation, distribution points, advertisers and sales.  With a ‘consumer only’magazine, our business-to-business ("B2B") revenue wasreduced from 2005-2006. Beginning in 2008, the company intends to gain back its ‘professional’revenue—and even more—set the stage to develop new business in this sector.

Distribution Agreements

Our recent distribution agreements with Time/Warner Retail and Kable Distribution Services should provide an attractive platform for the distribution of Salon City magazine in the U.S.A, Canada and internationally.   We have a distribution agreement with Time/Warner Retail Sales & Marketing, Inc., dated November 24, 2006, for a term of three years with three automatic three year extensions (which are terminable on notice) to provide distribution services for our magazine.  In the agreement, Time/Warner Retail agrees to provide both wholesale and retail distribution of our magazine in exchange for compensation based on the number of magazines sold.  In addition, Time/Warner Retail agrees to bill and collect all payments from our customers and to remit payments to us.  The distribution territory is defined as the USA, the Commonwealth of Puerto Rico, Canada and foreign and domestic U.S. military bases*.

We have a Distribution Agreement with Kable Distribution Services, Inc. dated February 15, 2007, pursuant to which Kable has the sole and exclusive right to purchase from us and to resell and distribute throughout a territory our magazine.  The territory is defined as Puerto Rico, U.S. military bases overseas and all accounts outside the USA and Canada.  The Agreement is for a term of three years and it is automatically continued for successive terms of three years (which are terminable on notice).  Kable contemplates distributing our magazine eight times per year at a cover price of $3.99.  We agree to pay all transportation costs, among other things, relating to the shipment of each issue to Kable’s sales outlets. Kable agrees to pay us based on the number of magazines sold.

In both of the agreements discussed above, Salon City retains the right to sell copies of its publications to individual and group subscribers at subscription prices.

*
Time/Warner Retail originally was to have the rights to distribute our magazine internationally, including Puerto Rico and foreign U.S.military bases; however, they were unable to acquire a company for international distribution so they voluntarily released their rights, allowing us to seek another international distributor. Time/Warner Retail chose not to amend our agreement with regard to the two specific areas.  Both companies are aware that there are two overlapping territories and neither company objects.

License Agreement

On September 7, 2007, we entered into a License Agreement (the “Agreement”) with SC Communications for the use of the “Salon City”mark and name in connection with our business.  In the Agreement, SC Communications, as the owner of the trademark and service mark “Salon City,”granted us a non-exclusive, non-transferable license to use the mark “Salon City”as our corporate name and in connection with publications, award shows, beauty salons, beauty relating industrial promotions and beauty related products, in return for consideration of three percent (3%) of our annual revenues but not less than a minimum of $15,000 a year.  The initial term of the Agreement is for two years and is renewable annually thereafter upon notice of renewal by SC Communications to us during December prior to the next year term of the license.  The Agreement may be terminated by us with written notice to SC Communications at least thirty (30) days prior to the anniversary date ofthe Agreement. SC Communications has the right to terminate the Agreement for cause upon thirty (30) days written notice to us.

Marketing Concepts and Positioning for Salon City

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

Existing Salon CityMedia Products

Publishing

Salon City Magazine (redesigned in 2007 and currently in its first year rollout stage)

After six years as a trade publication, Salon City Starmagazine was renamed, redesigned and relaunched on February 27, 2007. Our Hollywood-based magazine, Salon City, is now 100% consumer focused. Salon Cityis currently sold through thousands of national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aid and major grocery and drug chainsthroughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom. Salon Cityfeatures news from celebrities, everyday people and world beautymakers in music, art, literature and politics. Beauty entertainment and lifestyle news is the focus. Salon City,currently in its 2007-2008 rollout stages, has an introductory circulation ofapproximately 75,000 copies per issue and a frequency of eight times per year, resulting in a total annual circulation of 600,000. Over the next five years the magazine is being strategically positioned to become a high sales volume publication with circulation in excess of 750,000 copies per issue.

Online Entertainment

Saloncity.com (currently being revamped for expanded programming)

The magazine’s revenues will also be enhanced beginning in 2008 with a digital edition, which can be purchased on our internet site, www.saloncity.com. Additional media products are being planned to be sold on the site, including a professional-only publication and regularly produced webisodes of Salon City’s new TV program featuring original content.

We are in the final stages of development before going live with the new website, web show and Salon City Network (consisting of Salon City produced video programs that will appear as part of our online entertainment) in the fourth quarter of 2007.  All of our online initiatives will be self-funded (magazine advertising revenue). In 2008, the company will invite sponsors and advertisers to participate in the branding of their products in exchange for contractual agreements that may generate revenue. It is our opinion that the initial estimated cost for the planning and development of our new website, web show and Salon City Network will be under $100,000.

Projects Scheduled or in Development

The projects listed below will be self-funded during their developmental stages. We intend to proceed in a conservative manner with regard to the financing of these projects and we estimate that the developmental costs at this stage will be under $100,000 per project. Therefore, we do not intend to launch these initiatives until we have the necessary contractual agreements and financial backing in place.

Salon City’s Beautymaker(1)Magazine

Our professional trade magazine, Beautymaker,scheduled for release in the first half of 2008, will be featured in selected salons and eventually distributed and sold by our network of distributors. Beautymaker features artists and educators from the industry and will attract the professional advertisers that we had to give up this year with our consumer focus. Beautymaker,currently in its design stages, will have an initial circulation per issue of up to 25,000 copies per region. The magazine is being prepared for its final design, which will be presented to prospective advertisers prior to its launch. Our aim is to strategically position the magazine to become a high sales volume publication with combined circulation in excess of hundreds of thousands of copies distributed in multiple regions to selected salons for their clients.

(1)Working title only, name yet to be finalized.

Salon City Network Affiliates (Professional Beauty Distributors)

We plan to establish a network of independent distributors across North Americaand internationally under the Salon City Network banner. Distributors will be selected and licensed to represent Salon Cityin an agreed to region. In exchange for a licensing fee they will pay to Salon City, these distributors will have the right to generate revenue by representing our products, events, and education in their local markets.In turn, they will be a source for local news and information, which will be fed into the network for dissemination through our various media outlets. We have held press events in local markets across the country in preparation to launch and expand the program. Salon Cityhas long-standing relationships with salons and distributors in many markets, which we intend to target for our licensing partnerships. This initiative is scheduled for development in 2008 for an anticipated rollout in 2009.

Press Events, SunFun Conference and Salon City Expos

We currently produce Press Events around the United States. We have produced our SunFun Conference and other programs in the past in places such as Los Angeles, New York, Miami, and Las Vegas. Our aim is to bring beautymakers and consumers together to meet and share ideas, products and vision and to increase our revenues as a result of producing these types of venues. We are currently in the initial development stage to produce more of these events in 2008 –2009. For this period, we are also in the initial stages of development to have our distribution partners sponsor local versions of these events in their respective regions. Our aim is to have the Salon Citybrand seen and experienced through these events, with initial emphasis being focused on domestic markets such as Los Angeles, New York, Washington, DC, Chicago, Dallas, Houston, Miami, Las Vegasand a host of other cities.

World Beautymaker Awards

We are in the initial discussion stages to develop an ‘original content’awards event, the World Beautymaker Awards. The date for this event is being targeted for fall2009 in Hollywood. The World Beautymaker Awards will be preceded by local Beautymaker of the Year events in regional areas where we have distribution partners.  The event is devoted to recognizing people who positively contribute to society our basic core values of inner beauty, truth, and goodness. Our intention is to invite beautymakers and their clients, city mayors, heads of civic organizations, and local first responders, proactive celebrities, and local media. We have designed an originally sculpted award statuette of a beautiful woman holding a threefold flame (signifying inner light), standing on a pedestal with the words beauty, truth and goodness circling the perimeter. We intend to generate revenue from the licensing of this statuette's image and likeness as well as through event sponsorships, media syndication rights and local ‘Beautymaker of the Year’awards programs.

Media Artists Group(MAG)

We have had a history of helping publicize individual salon professionals who have been members of our “media artists group,”MAG. These members are selected for their ability to communicate well and their desire to have recognition through Salon City's media outlets.  This is a paid for service and in the past has contributed to Salon City's revenue. We are in the early stages of development to reintroduce and expand the MAG program in 2009, following the anticipated year long rollout of our professional salon publication.

Future Projects

Salon CityPress Club

In the past, we offered our “Salon City Press Club”services to those salon businesses who were seeking press and media exposure on a regular basis. We wrote and publicized informational news updates, which were seen in local area media outlets as well as our Salon Citymedia outlets. We have yet to begin discussions on the reintroduction of these services until the anticipated rollout of the professional salon publication has taken place.

Product Manufacturing Partnerships

Salon Cityintends to have its own line of products.  In the future, Salon Citywill be looking to develop strategic marketing partnerships with companies that manufacture products that have synergy with Salon City's audience, media and promotional concepts, such as clothing, accessories, merchandising items and consumable goods that promote the Salon Citybrand. We envision a partnership whereby we will also feature our manufacturing partner’sproducts in our media and will have the opportunity to offer their goods and services through our future online marketplace, which is part of our plans for Saloncity.com (see Saloncity.com above under Projects Scheduled or In Development).

Salon CitySociety

We are contemplating the establishment a consumer group called Salon City Society in the next five years. We intend to collect "opt-in" data through our various media outlets and offer the group a membership opportunity that will provide benefits such as special invitations, product and service discounts and additional media products.  We envision generating revenue through membership fees and the groups' purchasing of Salon City products, services and programs.

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

Salon Cityis currently sold in the women’s interest and lifestyle sections of retail outlets. Our point of difference is that we have attracted the beauty professionals, who are highly sought after by upscale advertisers, to our magazine; this highly sought after market has traditionally been considered one with strong barriers of entry. Moreover, we believe we appeal to a broad demographic of mainstream sophisticated consumers that many advertisers are seeking.

Employees

We currently have over 40 independent contractors working with the company, yet we are able to keep staffing costs to a minimum with only two full time employees. The 40 or so independent consultants work in numerous capacities in SalonCity’s publishing, online, media and events.

We have never experienced any material labor disruption and believe that relations with our employees and independent contractors are good.

GoingConcern Opinion

Overall, we have funded all of our cash needs from inception through December 31, 2007 with proceeds from issuances of common stock. For the yearsended December 31, 2007 and 2006, we had revenues of $467,322and $404,681, and a net loss of $(810,027) and $(2,533,681), respectively. Our independent certified public accountants stated in their report on the 2007 and 2006 financial statements that due to recurring losses from operations, there is substantial doubt about our ability to continue as a going concern. We believe that we are addressing the going concern issue in various ways. For the year ended December 31, 2007, we have seen advertising sales increase approximately 6% over the period through December 31, 2006. We have signed two major distribution agreements, which we believe will provide improved profit margins. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers to fund operations.

In the event that our future operations are unable to generate sufficient cash flow to meet our requirements we will have to continue the sale of equity interests in the company and consider the possibility of a debt offering or bank loan, in addition to negotiating with strategic partners who could bring capital to our company.

Risk Factors

Our business depends upon the continued active participation of our president.

Our success is heavily dependent upon the continued active participation of our president, Steven Casciola. Mr. Casciola has over twenty five years of experience in the beauty industry. The loss of Mr. Casciola’s services could have a material adverse effect upon the development of our business and its future growth. We currently do not have an employment agreement with Mr. Casciola. We do not carry a key-man life insurance policy on Mr. Casciola.

If we are unable to compete successfully against other businesses that sell the type of magazine that we sell, we could lose customers and our sales and profits may decline.

The sale of beauty magazines is highly competitive based on many factors, including name recognition, availability, store location and price. Competitors are abundant in this area.

Competitors include national magazines such as Vanity Fair, Vogue,Glamour and Cosmopolitan among many others on the newsstands. Although we believe we compete effectively on the basis of magazine quality, including the knowledge and expertise of our employees, availability, location and convenience, and price; some competitors may have competitive advantages, such as greater financial and marketing resources, connections with larger stores with bigger newsstands, longer operating histories, and more effective advertising. If we are unable to continue to develop competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

Market mergers among advertisers may negatively impact our business.

Some of our advertising revenues is currently generated from the professional salon industry and may be impacted due to mergers and acquisitions of numerous manufacturers and distributors. We do not know the lasting impact that these mergers will have. If professional magazine competitors are able to achieve better efficiencies relating to the mergers, there may be greater competitive pressures in certain cases where they have established relationships. We are addressing these challenges with creative content, multiple media opportunities and integrated branding campaigns that attract larger advertising clients, both professional and consumer.

War or acts of terrorism or the threat of either may negatively impact availability of magazine distribution and adversely impact our sales.

War, or acts ofterrorism or the threat of either, may have a negative impact on our ability to distribute our magazines for sale in store newsstands. Some of our magazines are placed in other countries. If it becomes difficult or impossible to distribute inside our out of the United States, our sales and profit margins may be negatively affected.

Lack of adequate capitalization.

We will require additional funding over the next 12 months estimated to be equal to $1,000,000 to develop new business. Presently, we have only $111,735worth of liquid assets with which to pay our expenses. Currently, our available and anticipated capital from our business operations would be sufficient to sustain us for 12 months. Although our officers will continue to loan us funds sufficient to sustain our current operations, they are under no legal obligation to do so. If we are unable to secure additional working capital as needed, our ability to develop new business, increase sales, meet our operating and financing obligations as they become due or continue our business and operations could be in jeopardy.

In addition, we have no credit facility or other committed sources of capital sufficient to fund our business plan. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue growth of our operations. To the extent that additional capital is raised through the sale of equity and/or debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

We have several business initiatives that are in the development stage, which, if unsuccessful, could result in loss of profit.

Salon City Distribution Partners, Beautymaker Magazine and World Beautymaker Awards are all early stage business initiatives, which may or may not succeed. There is a risk that these projects could be delayed, cancelled, or incur startup costs that are unrecoverable and would ultimately result in loss of profit. In the event that future contracts involve any of these multimedia initiatives that Salon City is pursuing, there is a risk that if any one of the initiatives is delayed or cancelled, it could adversely affect the agreement with a particular advertiser or sponsor, which could affect overall revenues as a result.

We face aggressive, better-financed competitors, who could drive us out of business.

The beauty and media industries are filled with many aggressive competitors, a large number of whom have better resources and funding than we do. They compete with us for advertisers and content, and there isalways a substantial risk that such competitors could take away so much of our advertising and content that it could hurt or even eliminate our business.

Our management currently owns, and will continue to own, a controlling share of our stock.

Currently, our management team of Steve and Annie Casciola collectively own 808,072,122shares of our common stock, representing approximately 82% of the outstanding 986,783,258shares of our capital stock.

We only license the name “Salon City”from SC Communications pursuant to a license agreement and upon expiration of such agreement after a two year period, SC Communications has no obligation to continue providing such license under reasonable terms or at all.  Termination of our license to use the name “Salon City”would have a material adverse effect on our business.

SC Communications, an independent company controlled by Steven and Annie Casciola, our president and vice president, licenses the mark and name “Salon City”to us for use as our corporate name and in connection with our publications and beauty related promotions.  SC Communications is not obligated to continue providing such a license to us under reasonable terms or at all, other than for the current two year term.  There is a risk that SC Communications will deny us the use of the “Salon City”trademark at some point in the future and such trademark is the hallmark of our business. Any such denial would have a material adverse effect upon our business.

Market demand for our magazine or beauty products may diminish, thus hurting our business.

A major risk facing our expansion plans is that the current level of market acceptance and demand for our magazine could diminish significantly.

Future Dilution.

We intend to use our stock to acquire cash and services in the future, but there is no guarantee that this will occur. It is absolutely critical that adequate capital be raised in order for us to realize our full business plan. If capital cannot be raised through an equity offering there is no guarantee that we will succeed. It is anticipated that the shares offered in a future offering, to raise additional capital, will dilute existing shareholders.

No Dividends.

We have no plans to pay dividends on our common stock, now or in the foreseeable future. Our stockholders may never receive a return on their investment.

Difficulty Managing Growth.

Management, though experienced in this field, is small and may not be able to handle fast growth in time to train additional managers. This could bringundue strain on us that could derail growth.

Our shares are designated as penny stock.

Our shares are designated as "penny stock" and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-1 through l5g-9 of the Exchange Act) which regulate broker-dealer practices in connection with transactions in "penny stocks."  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

There is only limited trading of our common stock.

Although our common stock is quoted on over-the-counter market "pink sheets" under the ticker symbol SLON.PK, there is only limited trading of the stock and no assurance that trading volume will increase in the future. Therefore, the nature of our common stock is highly illiquid. Our shares are appropriate only for an investor who has no need for liquidity in the shares and who has adequate means of providing for his or her current needs and contingencies, even if the receipt of such shares results in a total loss to the shareholder.

The market for our shares is volatile.

The over-the-counter market for securities, such as the one on which our shares are quoted, has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as acceptance of our products, and trends in the beauty industry, and the investment markets generally, as well as economic conditions and quarterly variations in its results of operations, may adversely affect the market price of our common stock.

Our financial statements include a "Going Concern" Limitation.

Our financial statements have been prepared based upon the assumption that we will achieve a level of profitable operations and/or obtain new capital.  We have not yet established a source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We had a net loss of $(810,027) and $(2,533,681) for the years ending December 31, 2007 and 2006, respectively, which raises substantial doubt as to whether we can continue as a going concern.  Our auditor has noted in the audit report that such factors raise substantial doubt about our ability to continue as a going concern.

RESEARCH AND DEVELOPMENT

We have spent no funds on research and development.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our Forms 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Item 2. Description of Property

Currently we occupy approximately 1,000 square feet of sales and executive office space in West Hollywood, Californiathat our President and majority shareholder has contributed to us free of charge. The effects of rent expense are immaterial to the financial statements taken as a whole and the imputed effects thereof are not credited to our additional paid in capital under generally accepted accounting principles. We do not have a written lease agreements, but rather occupy the space on a month-to-month basis. If we lost the use of our office and executive space, we believe we could replace the property at competitive rates. However, there is no certainty that our President and majority shareholder would pay for any new location.

Item 3. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is traded on the pink sheets. We plan to have our shares of common stock quoted on the Over-The-Counter Bulletin Board. The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. We cannot guarantee that we will obtain a market maker or such a quotation. Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares. There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

AGREEMENTS TO REGISTER.

Not applicable.

HOLDERS.

As of December 31, 2007 there were 255 holders of record of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated with our affiliates, who has beneficially owned his or her restricted shares for at least six months, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

We estimate that approximately 10,000,000shares of common stock may be permitted to be sold every three month period under Rule 144.

DIVIDENDS.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

DIVIDEND POLICY.

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained to develop our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

VOTING RIGHTS.

Each share of common stock entitles the holder to one vote at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

MISCELLANEOUS RIGHTS AND PROVISIONS.

Holders of common stock have no preemptive or other subscription rights, conversion rights, or redemption provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

There is no provision in our charter or by-laws that would delay, defer or prevent a change in our control.

DEBT SECURITIES.

We have not issued any debt securities.

DIVIDEND RIGHTS.

The common stock has no rights to dividends, except as the Board may decide in its discretion, out of funds legally available for dividends. We have never paid any dividends on our common stock, and have no plans to pay any dividends in the foreseeable future.

Common StockDescription

We are authorized to issue 1,000,000,000 shares of common stock, $.001 par value, of which 986,783,258 shares are currently issued and outstanding. The holders of shares of common stock have one vote per share. None of the  shares  have preemptive or  cumulative voting  rights,  have any rights of redemption or are liable for  assessments  or  further  calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution to shareholders.

Preferred StockDescription

We are authorized to issue 50,000,000 shares of preferred stock, $.001 par value, of which none is issued and outstanding. If issued, our preferred shares may include certain shareholder privileges to be determined by our board of directors such as cumulative dividend payments and conversion features.

Island Stock Transfer, 100 Second AvenueSouth, Suite104N, St. Petersburg, Florida, 33701, is our transfer agent and registrar for our common stock.

Warrants.

Weissued 6,900,000 stock warrants during the year 2006. No warrants were issued in 2007. These warrants expire on June 30, 2011 and the exercise price is $.10 per warrant. No warrants expired during 2007 or 2006.

During the year ended December 31, 2006, werecorded an expense of $170,795, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 4.5% risk-free interest, 0% dividend yield, 55% volatility, and a life of five years. The remaining life of the warrants as of December 31, 2007 is 3.5 years.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS
Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue is recognized when advertising services are earned and measurable based upon completed performance. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Property, Plant, and Equipment

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

OUR COMPANY
Headquartered in Los Angeles, California, we publish Salon Citymagazine, where Life is Beautiful(SM). It is distributed nationally by Time/Warner Retail, a Time Warner Company, and internationally by Kable Distribution Services, an AmRep company.  As an emerging media company for beauty entertainment and a lifestyle brand for future products and services, we want to appeal to a global audience of consumers who want to be empowered to lead a healthier, more positive lifestyle.

We wereincorporated in Nevadaon January 4, 2005.  We represent the formal incorporation of a 10-year-old media, entertainment and distribution sole proprietorship. From our inception in 1997, known then as Salon City Press Club, we have published print and online media, most notably through our trade publication Salon City Starmagazine. In March 2007, were-positioned the six-year old professional trade publication (Salon City Star) to the new web site, and then launched the first edition of the 100% consumer-focused publication, Salon City. Until spring 2008, the company will still be in the yearlong rollout stages of establishing the magazine’s presence in retail stores.

To reach consumers, many of whom are the end-users for salons and spas, we entered into a three year agreement with Time/Warner Retail to have them distribute Salon Citymagazine to thousands of bookstores and newsstands in America and Canada. We also entered in to a three year agreement with Kable Distribution Services to distribute Salon City magazine internationally. The magazine is currently sold in approximately 4800 bookstores and newsstands throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom.

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

Salon Cityis currently sold in the women’s interest and lifestyle sections of retail outlets. Our point of difference is that we have attracted the beauty professionals, who are highly sought after by upscale advertisers, to our magazine; this highly sought after market has traditionally been considered one with strong barriers of entry. Moreover, we believe we appeal to a broad demographic of mainstream sophisticated consumers that many advertisers are seeking.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following discussion should be read in conjunction with the audited financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues (for the years ended December 31, 2007 and 2006).

We recorded revenues of $467,322and $404,681for the years ended December 31, 2007 and 2006, respectively. The increase in revenues was attributable to the planned delay in launching the new consumer publication in the first quarter of 2007 (Salon City Magazine), which replaced last year’s professional magazine (Salon City Star). The ‘professional to consumer’transition lost some of its ‘professional only’advertisements at this time.

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

After six years as a trade publication, Salon City Starmagazine was renamed, redesigned and relaunched on February 27, 2007. Our Hollywood-based magazine, Salon City, is now 100% consumer focused. Salon Cityis currently sold through thousands of national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aid and major grocery and drug chainsthroughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore andthe United Kingdom. Salon Cityfeatures news from celebrities, everyday people and world beautymakers in music, art, literature and politics. Beauty entertainment and lifestyle news is the focus. Salon City,currently in its 2007-2008 rollout stages, has an introductory circulation of approximately 75,000 copies per issue and a frequency of eight times per year, resulting in a total annual circulation of 600,000. Over the next five years the magazine is being strategically positioned to become a high sales volume publication with circulation in excess of 750,000 copies per issue.

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

Steve and Annie Casciola, our majority shareholders, officers and directors, have each been in the professional beauty industry over twenty five years. Steve Casciolawas college trained in electrical engineering/business at Arizona State University. Steve Casciolaopened two salons in Seattle’s PikeStreet Market and U-District. In 1981 through 1995, Steve Casciolalater accepted corporate positions andas Vice President of Marketing and Sales for top hair care companies.

Annie Casciola was trained as a hairstylist at Vidal Sassoon in London. She was Vidal Sassoon’s first lady barber for men in New York City, and later pursued her career on the West Coast.

All sales transactions were with unrelated parties.

Cost of Sales (for the years ended December 31, 2007 and 2006).

Cost of goods sold for the years ended December 31, 2007 and 2006 were $616,869and $278,018, respectively. Gross margin decreased to a net loss in the yearended December 31, 2007 from a positive margin in the year ended December 31, 2006. The reason for the deterioration in gross margin for the yearended December 31, 2007 is due tothe new magazine being more expensive to produce and revenues taking additional quartersto catch up with the new and expandedproduction.

Expenses (for the years ended December 31, 2007 and 2006).

Operating expenses for the years ended December 31, 2007 and 2006 were $660,480and $2,660,344, respectively. Professional fees were the primary reason for the decreases in the 2007 yearin that we issued $1,969,228worth of our common shares for services rendered by consultantsduring the yearended December 31, 2006 compared to only $275,800 in 2007. The consultantsprovided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition. This approximated the fair value of services received.

Several key factors influenced 2007'sperformance:

1.
Fountain Capital Fund did not fulfill its promise to place up to $3.5 million worth of ads and sponsorships by the end of 2006, resulting in some projects being delayed, other projects' budgets being diminished and others cancelled.

2.	The significant increase in startup costs to launch the new consumer Salon City magazine worldwide.

3.	Marketing and promotional costs to launch the multimedia platform of print, online, webisodes and events.

4.	The temporary loss of advertising revenue from advertisers who could not place professional-only trade show and product ads in a consumer magazine.

5.	There was a delay in derived revenue due to the transition of the last issue of the professional publication in December 2006 and consumer publication in December 2007.

We do not have any lease agreements for our principal office.

During the year ended December 31, 2006, werecorded an expense of $170,795, equal to the estimated fair value of theoptions at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 4.5% risk-free interest, 0% dividend yield, 55% volatility, and a life of five years. The remaining life of the warrants as of December 31, 2007 is 3.5 years.

Income Taxes (for the years ended December 31, 2007 and 2006).

We had no provision for income taxes for the year ended December 31, 2007 and 2006, respectively, due to our net loss.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We do not currently have any net deferred tax assets.
Income/Losses (for the years ended December 31, 2007 and 2006).

We had a net (loss) of $(810,027) and $(2,533,681) for the years ended December 31, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $660,480and $2,660,344for the years ended December 31, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2007 and 2006).

Net cash flows (used in) operating activities were $(254,980) and $(188,447) for the years ended December 31, 2007 and 2006, respectively. This was primarily attributable to net (losses), which were $(810,027) and $(2,533,681) for the years ended December 31, 2007 and 2006, respectively, offset by the non-cash charges for common shares issued for services rendered during the years ended December 31, 2007 and 2006 in theamountsof $275,800 and $1,969,228, respectively,as discussed above.

Net cash flows (used in)investing activities for the years ending December 31, 2007 and 2006 were $11,243 and $856, respectively. The cash flows used in investing activities for the years ended December 31, 2007 and 2006 was solely used for the purchase of office related equipment.

Net cash flows provided by financing activities were $288,642and $242,727for the years ended December 31, 2007, and 2006, respectively. This was mainly attributable to $345,000in proceeds from the sale of common stockin 2006, $225,903in receipt of loans from an officerin 2007, and $64,693in proceeds from bank loans for the yearended December 31, 2007.

Overall, we have funded all of our cash needs from inception through December 31, 2007 with proceeds from issuances of common stock and shareholder loans.

On December 31, 2007, we had cash of $111,735on hand. We do not have or anticipate having within the next twelve months any cash flow or liquidity problems and we are not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring us to make payments.

We will require additional funding over the next 12 months estimated to be equal to $1,000,000 to develop new business. Presently, we have only $111,735worth of liquid assets with which to pay our expenses. Currently, our available and anticipated capital from our business operations would be sufficient to sustain us for twelve months. Although our officers will continue to loan us funds sufficient to sustain our current operations, they are under no legal obligation to do so. If we are unable to secure additional working capital as needed, our ability to develop new business, increase sales, meet our operating and financing obligations as they become due or continue our business and operations could be in jeopardy.

We may also attempt to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities, our future interest and dividend expenses will increase.

If we are unable to secure additional working capital as needed, our ability to increase sales, meet our operating and financing obligations as they become due or continue our business and operations could be in jeopardy.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $621,504 as of
December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements.

FINANCIAL SUMMARY INFORMATION.

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2007 and 2006

Statements of Operations	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues	$467,322	$404,681
Cost of Sales	$(616,869)	$(278,018)
Gross profit	$(149,547)	$126,663
Operating expenses	$660,480	$2,660,344
(Loss) from operations	$(810,027)	$(2,533,681)
Other expense, net	$--	$--
Net (loss)	$(810,027)	$(2,533,681)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2007

Cash	$111,735
Total current assets	$120,284
Other assets	$8,748
Total Assets	$129,032
Current liabilities	$726,703
Long term liabilities	$23,833
Stockholders’ (deficit)	$(621,504)
Total liabilities and stockholders’ deficit	$129,032

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Salon City, Inc.

We have audited the accompanying balance sheet of Salon City, Inc. (the “Company”) as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salon City, Inc. (a Nevada corporation) as of December 31, 2007 and the results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a deficit book value and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase sales.

/s/ Lake & Associates CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, FL
March 5, 2008
20283 State Road 7  #300
Boca Raton, Florida 33498
Phone: 561.982.9874
Fax: 561.982.7985

SALON CITY, INC. Balance Sheet As of December 31, 2007

Assets
Current assets
Cash	$ 111,735
Accounts receivable-net	8,549

Total current assets	120,284

Fixed assets
Equipment	27,631
Accumulated depreciation	(18,883)

Total fixed assets	8,748

Total assets	$ 129,032

Liabilities and Stockholders' (Deficit)
Current liabilities
Accounts payable and accrued expenses	$ 409,931
Related party-advances	234,903
Note payable - current portion	81,869

Total current liabilities	726,703

Long-term bank loans payable	23,833

Total liabilities	750,536

Stockholders' (Deficit)
Preferred stock, (50,000,000 shares authorized, 0 shares
issued or outstanding, par value $ .001 per share)	-
Common stock, (1,000,000,000 shares authorized, 984,083,258 shares
issued and 984,083,258 outstanding, par value $.001 per share)	984,083
Additional paid-in capital	2,231,833
Treasury Stock	(230,972)
Retained deficit	(3,606,449)

Total stockholders' (Deficit)	(621,504)

Total liabilities and stockholders' (Deficit)	$ 129,032

The accompanying notes are an integral part of these financial statements

SALON CITY, INC. Statement of Operations For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues
Advertising income	$360,762	$349,314
Distributors, conference and other income	106,560	55,367

Total revenue	467,322	404,681

Cost of goods sold	(616,869)	(278,018)

Gross Profit	(149,547)	126,663

Operating Expenses
Selling, general and administrative expenses	(660,480)	(2,660,344)

Net (Loss) Before Taxes	(810,027)	(2,533,681)

Income Tax Expense	-	-

Net (Loss)	$(810,027)	$(2,533,681)

Net Loss Per Common Share
Basic and fully diluted	**	**
** Less than .01

Weighted Average Common Shares Outstanding	982,124,658	944,890,986

The accompanying notes are an integral part of these financial statements

SALON CITY, INC. Statement of Stockholders' Equity (Deficit) For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional	Treasury	Stock
Par Value $.001					Paid in	Stock	Subscriptions	Retained
	Shares	Amount	Shares	Amount	Capital		Receivable	(Deficit)	Total

Balances, December 31, 2005	-	$-	915,795,625	$915,796	$(457,546)	$-	$(107,551)	$(262,741)	$87,958

Proceeds from issuance of shares	-	-	34,500,000	34,500	310,500	-	-	-	345,000
Issuance of stock for services	-	-	28,928,033	28,928	1,940,300	-	-	-	1,969,228
Fair value of rent provided by officer					9,000				9,000
Stock subscription uncollectible	-	-	-	-	-	-	107,551	-	107,551
Issuance of warrants for financing	-	-	-	-	170,795	-	-	-	170,795
Shares returned to the treasury	-	-	-	-	-	(243,128)	-	-	(243,128)
Net income (loss) for the year	-	-	-	-	-	-	-	(2,533,681)	(2,533,681)

Balances, December 31, 2006	-	$-	979,223,658	$979,224	$1,973,049	$(243,128)	$-	$(2,796,422)	$(87,277)

Issuance of stock for services	-	-	17,016,000	17,016	258,784				275,800
Shares returned to the treasury	-	-	(12,156,400)	(12,156)	-	12,156			(0)
Net income (loss) for the year	-	-	-	-	-	-	-	(810,027)	(810,027)
Balances, December 31, 2007	-	$-	984,083,258	$984,083	$2,231,833	$(230,972)	$-	$(3,606,449)	(621,504)

The accompanying notes are an integral part of these financial statements

SALON CITY, INC. Statement of Cash Flows For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(810,027)	$(2,533,681)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	275,800	1,969,228
Uncollectible subscription receivable	-	107,551
Warrants issued for financing / services	-	170,795
Rent provided by officer	9,000	9,000
Allowance for doubtful accounts	6,122	35,292
Depreciation	2,883	6,000
(Increase) decrease in operating assets:
Accounts receivable	55,104	(62,180)
Prepaid expenses and other assets	54,000	(52,178)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	204,923	108,941
Deferred Revenue	(52,785)	52,785
NET CASH (USED IN) OPERATING ACTIVITIES	(254,980)	(188,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(11,243)	(856)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,243)	(856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	345,000
Loans to officer	-	(100,736)
Advances from Officer	225,903	-
Proceeds from bank loans	64,693	-
Repayments of bank loans	(1,954)	(1,537)
NET CASH PROVIDED BY FINANCING ACTIVITIES	288,642	242,727

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,419	53,424

CASH AND CASH EQUIVALENTS:
Beginning of year	89,316	35,892

End of year	$111,735	$89,316

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Common stock issued for services	$275,800	$1,969,228
Treasury Stock acquired in exchange for Officer Loan	$-	$243,128
Cash paid during the year for interest	$35,635	$4,948
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity– Salon City, Inc. (the “Company”) was incorporated under the laws of the State of Nevadaon January 4, 2005. The Company originally launched operations in the fall of 1995 as SC Communications, a sole proprietorship owned by current management. In 2001, the Company began publishing Salon City Star magazine – a trade/consumermagazine for salons, spas, and their clients. For the last fiveyears Salon City Star was sold on selected newsstands in Southern California and New York City, mailed to high-grossing salons and nationally offered at no charge to salons by our network of beauty distributors, known as Salon City Network.

Basis of Presentation- The financial statements included herein include the accounts of Salon City, Inc. prepared under the accrual basis of accounting.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments– The carrying amounts of financial instruments including accounts receivable, prepaid expenses, fixed assets, accounts payable and accrued expenses, and deferred revenue are approximated at fair value because of the immediate short-term maturity of these instruments.

Income Taxes– Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss carry-forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Earnings (Loss) Per Share- The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

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

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between un-depreciated cost and proceeds from disposition is recorded as a gain or loss.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Revenue Recognition - Revenue from advertising is recognized when advertising services are earned and measurable based upon completed performance. For advertising services, performance becomes complete when the actual printing of the magazine is complete and the customer is billed.Revenue from distributors and conference is recognized at the point it is earned and measurable based upon completed performance. For revenue from distributors, performance becomes complete at the point the magazine is delivered to the distributor. Performance becomes complete for conferences at the end of the conference. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Comprehensive Income (Loss)- The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

SALON CITY, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Long-Lived Assets- In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Cash and Cash Equivalents- For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable- Accounts receivable represent amounts billed for goods sold that have not yet been collected.  Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining the collectibility of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Recent Accounting Pronouncements (cont.)-

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115  (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to instruments and not to portions of instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157,Fair Value Measurements(“SFAS 157”). We are currently assessing the impact of SFAS 159 on our financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

SALON CITY, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and 2006

NOTE 2 –STOCKHOLDERS’EQUITY

During the yearended December 31, 2006, the Company issued 34,500,000 common shares in exchange for $345,000 in cash collections, respectively, from the sale thereof pursuant to a private placement to accredited investors made under Regulation 504.

During the years ended December 31, 2007 and 2006, 17,016,000and 28,928,033common shares, respectively, were issued to various consultants in exchange for services rendered.

In July of 2006, the Company legally amended its Articles of Incorporation to increase its authorized common shares to 1,000,000,000 shares with a par value of $.001 per share. In addition, the Company authorized 50,000,000 shares of preferred stock with a par value of $.001 per share. Also, in July of 2006, the Company performed a five for one forward split on its common stock. The financial statements herein include the effects thereof.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operation to date. The Company has a net loss and negative cash flows from operations of $810,027and $254,980 for the year ending December 31, 2007, respectively. These factors raisesubstantial doubt about its ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

The Company has approximately $ 3,562,000 of net operating losses available that expire in various years through the year 2027.

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended December 31, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2007consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $851,544for the year ended December 31, 2007.

At December 31, the approximate deferred tax assets were as follows:

       2007                              2006
Net operating loss carry forwards                                            $ 1,068,600                        $217,056
Less: valuation allowance                                                        $(1,068,600)                   $(217,056)

Deferred tax asset                                                                  $ -0-                              $    -0-

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2007 and 2006is summarized as follows:

Cash paid during the years ended December 31, 2006 and 2005 for interest and income taxes:

2007                       2006
Income Taxes                                                                               $        -0-                           -0-
Interest                                                                                         $   5,635                     $ 4,948

SALON CITY, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and 2006

NOTE 6 - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterpriseand Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it had the followingseparately reportable operating segments as of December 31, 2007 and 2006:

   2006                                 2006
Advertising                                                                $360,762                             $349,314
Distributors, conference and other income                   $106,560                    $  55,367
TOTALS                                                         $467,322                            $404,681

NOTE 7 – WARRANTS

The Company issued 6,900,000 stock warrants during the year 2006.No warrants were issued in 2007.  These warrants expire on June 30, 2011 and the exercise price is $.10 per warrant. No warrants expired during 2007 or 2006.

During the year ended December 31, 2006, the Company recorded an expense of $170,795, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 4.5% risk-free interest, 0% dividend yield, 55% volatility, and a life of five years. The remaining life of the warrants as of December 31, 2007 is 3.5 years.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company’s officers and majority shareholders borrowed monies tothe Company.  The advances are payable on demand.  As of December 31, 2007, the balance due was $234,903.

During the year ended December 31, 2006, the Company’s officers and majority shareholders borrowed monies from the Company. In December of 2006, the Company was fully repaid the entire amount and no balance existedas of December 31, 2006.

NOTE 9 – COMMITMENTS

The Company has no written lease for its sales and executive offices in West Hollywood, California. The Company operates its offices under a lease signed personally by one of its officers and majority shareholders. The effects of gratuitous rent expense have been imputed in the accompanyingfinancial statements and during 2006 was credited to the Company’s additional paid in capital under generally accepted accounting principles.  During the period ending December 31, 2007 the amount of $9,000 was credited to the balance due to the officer and majority shareholder.

SALON CITY, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and 2006

NOTE 10 – LONG-TERM BANK LOANS PAYABLE

Notes payable at December 31, 2007consist of the following:

Note payable to an unrelated bank bearing 14.75% interest,
secured by a personal guarantee from the Company’s officer
and majority shareholder. No monthly payments of
principal required, only monthly interest payments, and
maturity date of September 14, 2011.                                                                                                     $23,833

Demand line of credit payable to an unrelated bank bearing
interest of the Wall Street Journal rate plus 2.00%, unsecured.
No monthly payments of principal required, only monthly
interest payments, and no maturity date.                                                                                                $75,000

Note payable to an unrelated bank bearing 14.75% interest,
secured by computer equipment.  Monthly payments of $166.
Maturity date of December, 2011                                                                                                         $6,869

Principal maturities of notespayable as of December 31, 2007for the next five years and thereafter is as follows:

2008                                                       $     76,992
2009                                                       $       1,992
2010                                                       $       1,992
2011                                                       $     24,726
2012                                                       $           -0-

Total                                                       $    105,702

NOTE 11-TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. The Company continually reviews its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Changes in the allowance for doubtful accounts are as follows:

	2007	2006
Beginning balance	35,292	$-0-
Provision for doubtful accounts	41,414	35,292
Write-offs	(35,292)	-0-
Ending balance	$41,414	$35,292

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.
The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Our Bylaws provide that we must have at least one director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Steven Casciola	59	President and Director
Annie Casciola	56	Secretary and Director

Steven Casciola, 59  —President and Chairman of the Board

Mr. Casciola has been in theprofessional beauty industry for over twenty five years. He was college trained in electrical engineering and business at Arizona State University(1966-1969). In 1973, in partnership with a hairdresser they opened two Seattlesalons in the University District and Pike Street Market, and a show and educational company called Fashion Media. When the partnership dissolved in 1977, he continued to own and run Fashion Media until 1981, when he accepted a position in Los Angeles with Vidal Sassoon Inc. as Director of Sales of the Don Sullivan Division and as a Consultant to Vidal Sassoon Schools Division from 1981-1982.

After Vidal Sassoon was sold, Mr. Casciola continued to build his career in the beauty management business and accepted corporate positions as Creative Services Director for Image Laboratories from 1983-1986; Director of Sales and Marketing for Forsite Products, Inc. (exclusive distributor of Paul Mitchell in LA County) from 1988-1989; Director of Marketing and Sales (SoCal Distribution) for Lanza Laboratories, Inc. in 1990; National Sales Director for Alexia Alexander, Inc. from 1991-1994; Vice President of Sales and Marketing for Ed Wyse Beauty Supply, Inc. from 1994-1995; and Vice President of Marketing, Sales & Education for Mont Source, Inc.from 1995-1996.

In 1982 Mr. Casciola created SC Communications as his consulting firm, and through this company has performed media, marketing, and sales consulting for beauty industry clients.  Then in 1995, he went full time with SC Communications to begin the operations which have culminated in Salon City, Inc. today.

Annie Casciola, 56 —Vice President, Secretary and Director

Mrs. Casciola, wife of Steven Casciola, has been in the professional beauty industry over twenty five years. She was trained as a hairstylist at the Vidal Sassoon in Londonin or about 1980. She was Vidal Sassoon’s first woman barber for men in New York City, at the Vidal Sassoon barber shop on Fifth Avenuein Bonwit Teller, once one of New York’s most upscale department stores, in or about 1981, and worked as a professional stylist on the west coast. She currently represents Salon Cityas its founder and key spokesperson, traveling to shows, teaching and networking with media and industry leaders from around the world. She is also involved in day to day functions as Salon City’s Vice President and oversees education, customer service and events.

Our bylaws provide for indemnification of each person (including the heirs, executors, administrators, or estate of such person) who is or was director and officer of the corporation to the fullest extent permitted or authorized by current or future legislation or judicial or administrative decision against all fines, liabilities, costs and expenses, including attorneys’fees, arising out of his or her status as a director, officer, agent, employee or representative. Nevada Revised Statute 78.7502 allows indemnification so long as the officers and directors acted in good faith.  The foregoing right of indemnification shall not be exclusive of other rights to which those seeking an indemnification may be entitled.  The corporation may maintain insurance, at its expense, to protect itself and all officers and directors against fines, liabilities, costs, and expenses, whether or not the corporation would have the legal power to indemnify them directly against such liability.  Such indemnification has the effect of reducing the liability of officers and directors.

Insofar as indemnificationfor liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnificationis against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Other than these persons mentioned above, we have no significant employees.

Promoters and Control Persons

Steven and Annie Casciola may be considered control persons of us within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his and her share ownership, his and her ability to influence our activities, and his and her positions as our President and Vice President.

Family Relationships.
None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee of ours has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

	Compliance with applicable governmental laws, rules and regulations
	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Salon City, Inc. during the years 2007, 2006, and 2005. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Steven Casciola, our President and Director, and Annie Casciola, our Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Steven Casciola President and Director	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Annie Casciola Secretary and Director	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of March 13, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Steven Casciola President and Director 909 N. Palm Ave., Suite 311, N. Hollywood, CA. 90069	416,500,000 Direct	42.21%
Annie Casciola Secretary and Director 909 N. Palm Ave., Suite 311, N. Hollywood, CA. 90069	391,567,122 Direct	39.68%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Steven Casciola President and Director 909 N. Palm Ave., Suite 311, N. Hollywood, CA. 90069	461,500,000 Direct	42.21%
Duane Bennett Secretary and Director 909 N. Palm Ave., Suite 311, N. Hollywood, CA. 90069	391,567,122 Direct	39.68%
All directors and officers as a group	808,067,122	81.89%
Total Outstanding	986,783,258	100.00%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control.

There are currently no arrangements, which would result in a change in our control.

Item 12. Certain Relationships and Related Transactions

Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the year ended December 31, 2006, our officers and majority shareholders borrowed monies from us totaling $243,128. We opted to accept repayment in the form of shares of our common stock, which were retired back into our treasury. In December 2006, we accepted 12,156,400 shares of our common stock as full repayment of the entire amount borrowed. These shares were received by us on June 28, 2007.

During the year ended December 31, 2007, ourofficers and majority shareholders borrowed monies. The advances are payable on demand. As of December 31, 2007, the balance due was $234,903.

Item 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Salon City, Inc are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm…..………….……    14
Balance Sheet-December 31, 2007……………………………………………15-16
Statements of Operations - for the years ended
December 31, 2007 and 2006………………………………………….…….  17-18
Statements of Cash Flows - for the years ended
December 31, 2007 and 2006…….………………….…….………….………19-20
Statements of Stockholders’ Equity - for the years ended
December 31, 2007 and 2006…………………….…………………………        21
Notes to Financial Statements…………………...……………………………22-28

2. Exhibits

14.1.              Code of Ethics
31.1.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer (see Exhibit 31.1)
32.1.              Section 1350 Certifications of Chief Executive Officer
32.2.              Section 1350 Certifications of Chief Financial Officer (see Exhibit 32.1)

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates, CPA’s, LLC ("Lake") for our audit of the annual financial statements for the years ended December 31, 2007 and 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Lake		Lake

Audit Fees (1)	$23,375	(2)	$15,000	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$23,375		$15,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Lake relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Lake & Associates, CPA’s, LLC were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2007, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

SALON CITY, INC.

Date: March 13, 2008	/s/ Steven Casciola
Steven Casciola
President, CEO, CFO, Principal Accounting Officer and Director