Form 10KSB/A
period 2007-12-31
Salon City Inc
filed 2008-03-18
CIK 1316156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
Amendment No. 1

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

Item 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Salon City, Inc are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm…..………….……    16
Balance Sheet-December 31, 2007……………………………………………17
Statements of Operations - for the years ended
December 31, 2007 and 2006………………………………………….…….  18
Statements of Cash Flows - for the years ended
December 31, 2007 and 2006…….………………….…….………….………19
Statements of Stockholders’ Equity - for the years ended
December 31, 2007 and 2006…………………….…………………………        20
Notes to Financial Statements…………………...……………………………21

2. Exhibits

14.1.              Code of Ethics * Previously filed
31.1.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer * Previously filed
31.2.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer (see Exhibit 31.1)
32.1.              Section 1350 Certifications of Chief Executive Office * Previously filed
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