Form 10QSB
period 2008-03-31
Salon City Inc
filed 2008-05-13
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

SALON CITY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2107795
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 13, 2008: 992,049,925
Number of shares of preferred stock outstanding as of May 13, 2008: -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

SALON CITY, INC.
Balance Sheet
At March 31, 2008

Assets:
Current assets
Cash	$ 78,326
Accounts receivable	34,246
Other current assets	44,000

Total current assets	156,572

Fixed assets
Equipment	27,631
Accumulated depreciation	(19,924)

Total fixed assets	7,707

Total assets	$ 164,279

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$ 482,818
Current portion of bank loans payable	18,721
Related party advances	231,066

Total current liabilities	732,605

Long-term bank loans payable	104,365

Total liabilities	836,970

Stockholders' Equity
Preferred stock, (50,000,000 shares authorized, -0- shares
issued or outstanding, par value $ .001 per share)	-
Common stock, (1,000,000,000 shares authorized, 989,783,258
shares issued and outstanding, par value $.001 per share)	989,784
Additional paid-in capital	2,237,323
Treasury stock	(230,972)
Retained deficit	(3,668,826)

Total stockholders' equity	(672,691)

Total liabilities and stockholders' equity	$ 164,279

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

	Quarter ended		Quarter ended
	3/31/2008		3/31/2007

Advertising income		$83,664		$103,115
Distributors, conference and other income		815		140

Total revenue		84,479		103,255

Cost of goods sold		(77,643)		(95,404)

Gross Profit		6,836		7,851

Selling, general and administrative expenses		59,350		96,591

Net ordinary (loss)		(52,514)		(88,740)

Interest expense		(9,863)		(7,201)

Net (loss)		$(62,377)		$(95,941)

Basic income (loss) per share	$	*	$	*

Fully diluted income (loss) per share	$	*	$	*

Weighted average shares outstanding		988,153,458		990,258,974

* = less than $.01 per share.
The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Cash Flows
For the Three Months ended March 31, 2008 and 2007

	Quarter ended	Quarter ended
	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,377)	$(95,941)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,041	1,250
Common stock issued for services rendered	11,191	45,000
(Increase) decrease in operating assets:
Accounts receivable	(25,698)	(34,163)
Other current assets	(44,000)	10,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	72,887	10,420
NET CASH (USED IN) OPERATING ACTIVITIES	(46,956)	(63,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(8,883)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(8,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	-	13,000
Incurrences (repayment of) related pary advances	(3,837)	10,909
Proceeds from bank loans	17,384	48,456
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,547	72,365

NET INCREASE IN CASH AND CASH EQUIVALENTS	(33,409)	48

CASH AND CASH EQUIVALENTS:
Beginning of period	111,735	82,723

End of period	$78,326	$82,771

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the quarter for interest	$-	$-
Cash paid during the quarter for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
MARCH 31, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2008 and the results of operations for the period ended March 31, 2008.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
MARCH 31, 2008 (UNAUDITED)

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

Recent Accounting Pronouncements - In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on the Company's financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its benefit obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The Company previously adopted in 2006 the requirement to recognize the funded status of a benefit plan and the disclosure requirements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company's financial statements.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is not electing to measure its financial assets or liabilities at fair value pursuant to this statement.

In December, 2007, the FASB issued No. 141, (revised 2007) "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company's financial statements.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities", by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial statements.

NOTE B – EQUITY

During the three months ended March 31, 2008, the Company issued 5,700,000 common shares to outside consultants for payment of services during this period. The transactions were valued at the stock prices on the dates of issuances ranging from $.001 to $.003 per share. $11,191 was expensed and is included in the accompanying statements of operations. This amount also reasonably approximates the fair market value of services received.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operation to date. The Company has a net loss and negative cash flows from operations of $62,377and $46,956for the three monthsending March 31, 2008, respectively. These factors raisesubstantial doubt about its ability to continue as a going concern.

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

We wereincorporated in Nevadaon January 4, 2005.  We represent the formal incorporation of a 10-year-old media, entertainment and distribution sole proprietorship. From our inception in 1997, known then as Salon City Press Club, we have published print and online media, most notably through our trade publication Salon City Starmagazine. In March 2007, were-positioned the six-year old professional trade publication (Salon City Star) to the new web site, and then launched the first edition of the 100% consumer-focused publication, Salon City. Through 2008, the company will still be in the introductory stages of establishing the magazine’s presence in retail stores.

To reach consumers, many of whom arethe end-users for salons and spas, we entered into a three year agreement with Time/Warner Retail to have them distribute Salon Citymagazine to thousands of bookstores and newsstands in America and Canada. We also entered in to a three year agreement with Kable Distribution Services to distribute Salon City magazine internationally. The magazine is currently sold in approximately 4800 bookstores and newsstands throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Net Income / Loss

We had a net (loss) of $(62,377) and $(95,941) for the threemonths ended March 31, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $59,350and $96,591for the threemonths ended March 31, 2008and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Revenue

We recorded revenues of $83,664 and $103,115 for the three months ended March 31, 2008 and 2007, respectively. The decrease in revenues was attributable to market conditions, global volatility and our transitioning from limited trade advertising revenue to much higher potential consumer advertising revenue. This influenced the first quarter of 2008 results.

To inform the reader and provide more decision usefulness herein, the following paragraphs were written describing more of what we do, the services we provide and the magazine we distribute.

Salon City's concept arises from our core mission to offer the public positively oriented news and products that relate to a consumer’s desire to live a life of health and wellness. We intend to organize a consumer membership consisting of salons, spas and clients–what we call the “Salon City Society”–as it grows and emerges in the world of beauty, entertainment and lifestyle branding. We are in the process of building a globally respected brand associated with a positive, balanced lifestyle and vision for both the public and the beauty industry. While our redesigned consumer publication, Salon City magazine, has generated most of our revenues in 2008, other initiatives, including our new web shows, online entertainment and publication, will be unfolding later in 2008 and 2009. We believe our expanded media and product platform will add to our overall revenues.

After six years as a trade publication, Salon City Star magazine was renamed, redesigned and relaunched on February 27, 2007. Our Hollywood-based magazine, Salon City, is now 100% consumer focused. Salon City is currently sold through thousands of national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aid and major grocery and drug chains throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom. Salon City features news from celebrities, everyday people and world beautymakers in music, art, literature and politics. Beauty entertainment and lifestyle news is the focus. Salon City, currently in its rollout stages, has an introductory circulation of approximately 75,000 copies per issue and a frequency of eight times per year, resulting in a total annual circulation of 600,000.  Over the next five years the magazine is being strategically positioned to become a high sales volume publication with circulation in excess of 750,000 copies per issue. With anticipated funding in place, the company aims in 2009 to double revenues each year for the next five years.

The magazine’s revenues will also be enhanced beginning in 2008 with a digital edition, which can be purchased on our internet site, www.saloncity.com. Additional media products are being planned to be sold on the site, including a professional-only publication and regularly produced webisodes of Salon City’s new TV program featuring original content.

We are in the final stages of development before going live with the new website, web show and Salon City Network (consisting of Salon City produced video programs that will appear as part of our online entertainment) in the fourth quarter of 2007.  All of our online initiatives will be self-funded (magazine advertising revenue). In 2008, the company will invitesponsors and advertisers to participate in the branding of their products in exchange for contractual agreements that may generate revenue.

Steve and Annie Casciola, our majority shareholders, officers and directors, have each been in the professional beauty industry over twenty five years. Steve Casciola was college trained in electrical engineering/business at Arizona State University. Steve Casciola opened two salons in Seattle’s Pike Street Market and U-District. In 1981 through 1995, Steve Casciola later accepted corporate positions andas Vice President of Marketing and Sales for top hair care companies.

Annie Casciola was trained as a hairstylist at Vidal Sassoon in London. She was Vidal Sassoon’s first lady barber for men in New York City, and later pursued her career on the West Coast.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2008 and 2007 were $77,643 and $95,404. Gross margin percentages remained relatively the same for the three months ended March 31, 2008 compared to 2007. The reason for the decrease in cost of goods sold for the three months ended March 31, 2008 is due to management’s effectiveness at reducing printing and shipping costs and other general expenses.

Expenses

Operating expenses for the three months ended March 31, 2008 and 2007 were $59,350 and $96,591, respectively. Professional fees were the primary reason for the decrease in the three month period in 2008 in that we issued $45,000 worth of our common shares for services rendered by a consultant during the three months ended March 31, 2007. The consultant provided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition. We recorded compensation expense of $45,000 according to the closing stock prices on the dates of issuances. This approximated the fair value of services received. The 2008 services only had a charge of $11,191 in comparison as 5,700,000 shares were issued to consultants for services rendered during the quarter but at much lower quoted stock prices.

    Management took appropriate cost-cutting actions which resulted in the first positive gross profit margin since launching the new consumer magazine. The company will continue to work on minimizing cost of goods sold and other expenses to improve efficiencies and gross profits. The steps taken proved successful and involved lowered printing, operational costs and marketing costs.  Printing costs were reduced 13% compared to the previous quarter. Lowered printing costs did not interfere with our ability to maintain domestic and international distribution, and in fact, have helped to increase it newsstand sales efficiencies by 20% and greater. Our elevation to OTCBB status will continue to cause a marked increase in professional fees and various expenses associated with the type of quarterly and annual reporting expected from an OTCBB company. Management expects certain OTCBB related costs will remain high in order to maintain its Bulletin Board trading status and as a fully-reporting, public company. We are planning a series of funding and capitalization steps to increase revenue, launch new initiatives and reduce costs anticipated with being a fully reporting OTCBB public company that is aggressively pursuing growth and expansion in the coming months.

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(46,956) and $(63,434) for the three months ended March 31, 2008and 2007, respectively. This was primarily attributable to net (losses), which were $(62,377) and $(95,941) for the three months ended March 31, 2008and 2007, respectively, offset by the non-cash charges for common shares issued for services rendered during the threemonths ended March 31, 2008 and 2007in the amountsof $11,191 and $45,000m respectively,as discussed above.

Net cash flows used in investing activities for the three months ending March 31, 2008and 2007were $-0-and $8,883, respectively. The cash flows used in investing activities for the three months ended March 31, 2007was solely used for the purchase of office related equipment in the amount of $8,833.

Net cash flows provided by financing activities were $7,017and $72,365for the three months ended March 31, 2008, and 2007, respectively. This was mainly attributable to $13,000in proceeds from the sale of common stockin 2007, $10,909in receipt of loans from an officerin 2007, and $17,384 and $48,456in proceeds from bank loans for the threemonths ended March 31, 2008 and 2007, respectively.

Overall, we have funded all ofour cash needs from inception through March 31, 2008with proceeds from issuances of common stock and shareholder loans.

On March 31, 2008, we had cash of $78,326on hand. We do not have or anticipate having within the next twelve months any cash flow or liquidity problems and we are not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

The Company's Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. They have also concluded that there were no significant changes in the Company’s internal controls after the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

    Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SALON CITY, INC.

Date: May 13, 2008	By:	/s/ Steven Casciola
Steven Casciola President, CEO, CFO

INDEX TO EXHIBITS

Exhibit No.
31.1	Certification of Chief Executive Officer/Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.