Form 10QSB/A
period 2008-03-31
Salon City Inc
filed 2008-05-16
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note: We are amending this Form 10-Q to include a comparative audited balance sheet at December 31, 2007 to comply with the 10-Q presentation rules. We inadvertedly omitted this information in the prior submission.

ITEM 1. FINANCIAL STATEMENTS

SALON CITY, INC.
Balance Sheet
At March 31, 2008

	Unaudited	Audited
Assets:	31-Mar-08	31-Dec-07
Current assets
Cash	$ 78,326	$ 111,735
Accounts receivable	34,246	8,549

Total current assets	112,572	120,284

Fixed assets
Equipment	27,631	27,631
Accumulated depreciation	(19,924)	(18,883)

Total fixed assets	7,707	8,748

Total assets	$ 120,279	$ 129,032

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$ 445,351	$ 409,931
Current portion of bank loans payable	18,721	81,869
Related party advances	224,533	234,903

Total current liabilities	688,605	726,703

Long-term bank loans payable	104,365	23,833

Total liabilities	792,970	750,536

Stockholders' Equity
Preferred stock, (50,000,000 shares authorized, -0- shares
issued or outstanding, par value $ .001 per share)	-	-
Common stock, (1,000,000,000 shares authorized, 989,783,258
shares issued and outstanding, par value $.001 per share)	989,784	984,083
Additional paid-in capital	2,237,323	2,231,833
Treasury stock	(230,972)	(230,972)
Retained deficit	(3,668,826)	(3,606,449)

Total stockholders' equity	(672,691)	(621,505)

Total liabilities and stockholders' equity	$ 120,279	$ 129,032

SALON CITY, INC.
Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

	Quarter ended		Quarter ended
	3/31/2008		3/31/2007

Advertising income		$83,664		$103,115
Distributors, conference and other income		815		140

Total revenue		84,479		103,255

Cost of goods sold		(77,643)		(95,404)

Gross Profit		6,836		7,851

Selling, general and administrative expenses		59,350		96,591

Net ordinary (loss)		(52,514)		(88,740)

Interest expense		(9,863)		(7,201)

Net (loss)		$(62,377)		$(95,941)

Basic income (loss) per share	$	*	$	*

Fully diluted income (loss) per share	$	*	$	*

Weighted average shares outstanding		988,153,458		990,258,974

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