Form 10-Q
period 2008-06-30
Salon City Inc
filed 2008-08-18
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

SALON CITY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2107795
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Number of shares of common stock outstanding as of August 15, 2008: 993,716,592
Number of shares of preferred stock outstanding as of August 15, 2008: -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

SALON CITY, INC.
Balance Sheet
At June 30, 2008

	Unaudited	Audited
	June 30, 2008	December 31, 2007
Assets:
Current assets
Cash	$ 74,038	$ 111,735
Accounts receivable	119,810	8,549

Total current assets	193,848	120,284

Fixed assets
Equipment	27,631	27,631
Accumulated depreciation	(25,606)	(18,883)

Total fixed assets	2,025	8,748

Total assets	$ 195,873	$ 129,032

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 496,363	$ 409,931
Current portion of bank loans payable	22,312	81,869
Related party advances	271,759	234,903

Total current liabilities	790,434	726,703

Long-term bank loans payable	102,068	23,833

Total liabilities	892,502	750,536

Stockholders' Deficit
Preferred stock, (50,000,000 shares authorized, -0- shares
issued or outstanding, par value $ .001 per share)	-	-
Common stock, (2,000,000,000 shares authorized, 993,716,592
shares issued and outstanding, par value $.001 per share)	993,717	984,083
Additional paid-in capital	2,251,091	2,231,833
Treasury stock	(230,972)	(230,972)
Retained deficit	(3,710,465)	(3,606,449)

Total stockholders' deficit	(696,629)	(621,505)

Total liabilities and stockholders' deficit	$ 195,873	$ 129,032

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Operations
For the Three and six Months Ended June 30, 2008 and 2007

	Three Months		Three Months		Six Months		Six Months
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007

Advertising income		$29,360		$121,709		$113,024		$228,824
Distributors, conference and other income		65,000		-		65,815		140

Total revenue		94,360		121,709		178,839		228,964

Cost of goods sold		(64,967)		(196,165)		(142,610)		(291,569)

Gross Profit		29,393		(74,456)		36,229		(62,605)

Selling, general and administrative expenses		63,648		43,997		122,998		142,838

Net ordinary (loss)		(34,255)		(118,453)		(86,769)		(205,443)

Interest expense		(7,384)		(14,594)		(17,247)		(21,795)

Net (loss)		$(41,639)		$(133,047)		$(104,016)		$(227,238)

Basic income (loss) per share	$	*	$	*	$	*	$	*

Fully diluted income (loss) per share	$	*	$	*	$	*	$	*

Weighted average shares outstanding		991,766,591		983,845,458		989,987,452		977,345,458

* = less than $.01 per share.

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Cash Flows
For the Six Months ended June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,016)	$(227,238)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	6,723	1,536
Par value of shares returned to treasury	-	12,156
Fair value of rent provided by officer	-	4,500
Increase in allowance for doubtful accounts	-	24,050
Recovery of prior year allowance for doubtful accounts	-	35,287
Common stock issued for services rendered	28,891	45,000
(Increase) decrease in operating assets:
Accounts receivable	(111,261)	(14,558)
Increase (decrease) in operating liabilities:
Deferred revenue	-	(52,785)
Accounts payable and accrued expenses	86,432	66,422
NET CASH (USED IN) OPERATING ACTIVITIES	(93,231)	(105,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(8,883)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(8,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	-	13,000
Incurrences (repayment of) related pary advances	36,856	43,291
Proceeds from bank loans	18,678	56,961
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,534	113,252

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,697)	(1,261)

CASH AND CASH EQUIVALENTS:
Beginning of period	111,735	89,316

End of period	$74,038	$88,055

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the quarter for interest	$17,247	$21,795
Cash paid during the quarter for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
JUNE 30, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2008 and the results of operations for the period ended June 30, 2008.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments including accounts receivable, other current assets, equipment and related depreciation, accounts payable and accrued expenses and bank loans payable approximated fair value because of the immediate short-term maturity of these instruments.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

Fixed Assets – Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 7 years for furniture and fixtures.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
OF
SALON CITY, INC.
JUNE 30, 2008 (UNAUDITED)

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

NOTE B – EQUITY

During the six months ended June 30, 2008, the Company issued 9,633,334 common shares to outside consultants for payment of services during this period. The transactions were valued at the stock prices on the dates of issuances ranging from $.001 to $.0045 per share. $28,891 was expensed and is included in the accompanying statements of operations. This amount also reasonably approximates the fair market value of services received.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operation to date. The Company has a net loss and negative cash flows from operations of $104,016 and $93,231 for the six months ending June 30, 2008, respectively. These factors raise substantial doubt about its ability to continue as a going concern.

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

We were incorporated in Nevada on January 4, 2005 and have a fiscal year end of December 31.  We represent the formal incorporation of a 10-year-old media, entertainment and distribution sole proprietorship. From our inception in 1997, known then as Salon City Press Club, we have published print and online media, most notably through our trade publication Salon City Star magazine.  In March 2007, we re-positioned the six-year old professional trade publication (Salon City Star) to the new web site, and then launched the first edition of the 100% consumer-focused publication, Salon City. Through 2008, the company will still be in the introductory stages of establishing the magazine’s presence in retail stores.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Management Comments

The second quarter of 2008, ended June 30, was the first full quarter that Salon City, Inc. had been trading as an over-the-counter bulletin board company. The process of moving to the bulletin board has taken nearly 18 months to achieve and came at some cost. Initially, management felt that we would gain final approval from both the SEC and FINRA, and commence trading, as early as fall 2007. However, SEC approval did not come until December 2007; approval from FINRA arrived in late March 2008, following the submission of a required annual report. (Initial 2007 plans for post-OTCBB status included addressing the proper capitalization and funding needs of the company so management could expand roll-out opportunities that came with the introduction of our first consumer print publication, Salon City, as well as the launch of new media marketing initiatives that could influence the growth of the company's revenues.)

In April 2008, management's focus was to reduce and/or eliminate unnecessary expenses while we began to identify our course of action for expansion. As the financial records illustrate, we were able to reduce both expenses and costs of goods, and bring them more in line with current revenues.

In May 2008, management began to assemble a new consulting team that would prepare the company for fundraising and growth opportunities. Ideally, these opportunities would attract a much larger sphere of microcap and institutional investors. As of today, we are actively preparing to take the steps necessary to improve our capital structure, increase working capital, and support our 2008-2009 projections for expansion and development of our new revenue generating products.

Also during Q2 2008, management identified and recruited a new advertising and sales agency that will represent us in both the consumer and trade advertising markets. We now anticipate having a signed contract with this independent sales agency by end of September 2008, in time for the launch of the 2009 media buying season, which begins in earnest in September 30, 2008. This new sales agency (not yet officially announced) has agreed in principle with management to be responsible for generating national sales from trade and consumer advertising sources, and sponsorship organizations. Management will work closely with this sales agency to maximize their effectiveness so they can begin securing contracts and commitments for the remainder of 2008 and for 2009. The sales agency founders were responsible for ad sales with top consumer publications, such as Cosmopolitan and In Style magazines—two fashion books similar to Salon City magazine that are currently booking millions of dollars worth of ad sales.

After 18 months of work, and as a direct result of a) the financial consulting group coming on board, b) confirmation of the new ad sales group, and c) new anticipated sources of funding outside the realm of these two groups, we will be in our best position yet to increase revenue projections. It is expected that we will finish out 2008 with marked improvement over Q1 and Q2.

While the overall economy still remains quite soft, management feels we can present a much stronger media package in the months ahead. Sponsorship contracts with private and public companies offer new revenue possibilities beyond the typical beauty brand advertising markets.

Going into Q4, management remains focused on reducing expenses while forecasting a doubling of revenue for 2009. The last four months of behind-the-scenes work is ready to be unveiled, and will clearly demonstrate the scalable strength and appeal of the company's business model as well as its ability to adequately finance growth.

In summary, management believes that Q1 and Q2 were transitional quarters requiring difficult but much needed steps for the betterment of the company. Both Q3 and Q4 will begin showing the real value of having moved to the OTCBB.

Net Income / Loss

We had a net (loss) of $(41,639) and $(133,047) for the three months ended June 30, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $63,648 and $43,997 for the three months ended June 30, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

We had a net (loss) of $(104,016) and $(227,238) for the six months ended June 30, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $122,998 and $142,838 for the six months ended June 30, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Revenue

We recorded revenues of $94,360 and $121,709 for the three months ended June 30, 2008 and 2007, respectively. The decrease in revenues was attributable to market conditions, global volatility and our transitioning from limited trade advertising revenue to much higher potential consumer advertising revenue. This influenced the first three months of 2008 results.

We recorded revenues of $178,839 and $228,964 for the six months ended June 30, 2008 and 2007, respectively. The decrease in revenues was attributable to market conditions, global volatility and our transitioning from limited trade advertising revenue to much higher potential consumer advertising revenue. This influenced the first six months of 2008 results.

To inform the reader and provide more decision usefulness herein, the following paragraphs were written describing more of what we do, the services we provide and the magazine we distribute.

Our concept arises from our core mission to offer the public positively oriented news and products that relate to a consumer’s desire to live a life of health and wellness. We intend to organize a consumer membership consisting of salons, spas and clients–what we call the “Salon City Society”–as it grows and emerges in the world of beauty, entertainment and lifestyle branding. We are in the process of building a globally respected brand associated with a positive, balanced lifestyle and vision for both the public and the beauty industry. While our redesigned consumer publication, Salon City magazine, has generated most of our revenues in 2008, other initiatives, including our new web shows, online entertainment and publication, will be unfolding later in 2008 and 2009. We believe our expanded media and product platform will add to our overall revenues.

After six years as a trade publication, Salon City Star magazine was renamed, redesigned and relaunched on February 27, 2007. Our Hollywood-based magazine, Salon City, is now 100% consumer focused. Salon City is currently sold through thousands of national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aid and major grocery and drug chains throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom. Salon City features news from celebrities, everyday people and world beautymakers in music, art, literature and politics. Beauty entertainment and lifestyle news is the focus. Salon City, currently in its roll-out stages, has an introductory circulation of approximately 75,000 copies per issue and a frequency of eight times per year, resulting in a total annual circulation of 600,000.  Over the next five years the magazine is being strategically positioned to become a high sales volume publication with circulation in excess of 750,000 copies per issue. With anticipated funding and a new national ad sales agency in place, the company aims in 2009 to double revenues each year for the next five years.

The magazine’s revenues will also be enhanced beginning in 2008 with a digital edition, which can be purchased on our internet site, www.saloncity.com. Additional media products are being planned to be sold on the site, including a professional-only publication and regularly produced webisodes of Salon City’s new award-winning web show, Hollywood CeleBeauty, featuring original content.

In June 2008, Salon City magazine began a limited roll-out of its mobile text service, which is in the early stages of content development and consumer marketing. Salon City plans to add paid for services, such as browsing for news, text alerts, shopping at CityShop and entering competitions. The mobile service can give Salon City magazine a platform for advertisers to find out more about its readers, such as the type of content and products they are interested in. It is being offered worldwide and designed to drive consumers to Salon City’s mobile web portal.

We are continuing to develop the new mobile service, website, web show and Salon City Network (consisting of Salon City produced video programs that appear as part of our online entertainment) in 2008 and 2009. All of our mobile and online initiatives will be self-funded (magazine advertising and sponsorship revenue).

The company will continue to invite new sponsors and advertisers to participate in the branding of their products in exchange for contractual agreements that may generate revenue.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2008 and 2007 were $64,967 and $196,165. The company realized a significant reduction in cost of goods sold for the three months ended June 30, 2008 compared to 2007. The reason for the decrease in cost of goods sold for the three months ended June 30, 2008 is due to management’s effectiveness at reducing printing and shipping costs and other general expenses.  As a result, gross profits improved for the three months ended June 30, 2008 to $29, 393 compared to $(74,456) for the same period in 2007

Cost of goods sold for the six months ended June 30, 2008 and 2007 were $142,610 and $291,569. The company realized a significant reduction in cost of goods sold for the six months ended June 30, 2008 compared to 2007. The reason for the decrease in cost of goods sold for the six months ended June 30, 2008 is due to management’s effectiveness at reducing printing and shipping costs and other general expenses.  As a result, gross profits improved for the six months ended June 30, 2008 to $36,229 compared to $(62,605) for the same period in 2007

Expenses

Operating expenses for the three months ended June 30, 2008 and 2007 were $63,648 and $43,997, respectively. Operating expenses for the six months ended June 30, 2008 and 2007 were $122,998 and $142,838, respectively. Professional fees were the primary reason for the decrease in operating expenses in the six month period ended June 30, 2008, in that we issued $28,891 worth of our common shares for services rendered by a consultant during the period as compared to $45,000 worth of our common shares for services rendered by a consultant during the six months ended June 30, 2007. The consultant provided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition. We recorded compensation expense of $45,000 according to the closing stock prices on the dates of issuances. This approximated the fair value of services received. The 2008 services only had a charge of $28,891 in comparison as 9,633,334 shares were issued to consultants for services rendered during the quarter but at much lower quoted stock prices.

Management took appropriate cost-cutting actions which resulted in the first positive gross profit margin since launching the new consumer magazine. The company will continue to work on minimizing cost of goods sold and other expenses to improve efficiencies and gross profits. The steps taken proved successful and involved lowered printing, operational costs and marketing costs.  Lowered printing costs did not interfere with our ability to maintain domestic and international distribution, and in fact, have helped to increase it newsstand sales efficiencies by 10% and greater. Our elevation to OTCBB status will continue to cause a marked increase in professional fees and various expenses associated with the type of quarterly and annual reporting expected from an OTCBB company. Management expects certain OTCBB related costs will remain high in order to maintain its Bulletin Board trading status and as a fully-reporting, public company. We are planning a series of funding and capitalization steps to boost revenue, launch new initiatives and reduce costs anticipated with being an OTCBB reporting public company that is aggressively pursuing growth and expansion in the coming months.

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(93,321) and $(105,630) for the six months ended June 30, 2008 and 2007, respectively. This was primarily attributable to net (losses), which were $(104,016) and $(227,238) for the six months ended June 30, 2008 and 2007, respectively, offset by the non-cash charges for common shares issued for services rendered during the six months ended June 30, 2008 and 2007 in the amounts of $28,891 and $45,000, respectively, as discussed above.

Net cash flows used in investing activities for the six months ending June 30, 2008 and 2007 were $-0- and $8,883, respectively. The cash flows used in investing activities for the six months ended June 30, 2007 was solely used for the purchase of office related equipment in the amount of $8,833.

Net cash flows provided by financing activities were $55,534 and $113,252 for the six months ended June 30, 2008, and 2007, respectively. This was mainly attributable to $13,000 in proceeds from the sale of common stock in 2007, $36,856 and $43,291 in receipt of loans from an officer in 2008 and 2007, respectively, and $18,678 and $56,961 in proceeds from bank loans for the six months ended June 30, 2008 and 2007, respectively.

Overall, we have funded all of our cash needs from inception through June 30, 2008 with proceeds from issuances of common stock and shareholder loans.

On June 30, 2008, we had cash of $65,899 on hand. We do not have or anticipate having within the next twelve months any cash flow or liquidity problems and we are not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring us to make payments.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any qualifying pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

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

SALON CITY, INC.

Date: August 18, 2008	By:	/s/ Steven Casciola
Steven Casciola President, CEO, CFO

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer/Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.