Form 10-Q
period 2008-09-30
Salon City Inc
filed 2008-11-19
CIK 1316156

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

SALON CITY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2107795
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Number of shares of common stock outstanding as of November 18,2008: 993,716,592

Number of shares of preferred stock outstanding as of November 18, 2008:-0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIALS

INDEX TO SALON CITY, INC.  FINANCIAL STATEMENTS

SALON CITY, INC.                                                                                                                                PAGE

Balance Sheet                                                                                                               4

Statement of Operations                                                                                                 5

Statement of Cash Flows                                                                                                6

Notes to Financial Statements                                                                                         7

SALON CITY, INC.
Balance Sheet
At September 30, 2008

	2008	2007
	Unaudited	Audited
Assets:
Current assets
Cash	$ 24,214	$ 111,735
Accounts receivable	188,404	8,549

Total current assets	212,618	120,284

Fixed assets
Equipment	27,631	27,631
Accumulated depreciation	(26,631)	(18,883)

Total fixed assets	1,000	8,748

Total assets	$ 213,618	$ 129,032

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 456,203	$ 409,931
Current portion of bank loans payable	25,085	81,869
Related party advances	264,233	234,903
Deferred Revenue	107,794	-

Total current liabilities	853,315	726,703

Long-term bank loans payable	100,116	23,833

Total liabilities	953,431	750,536

Stockholders' Deficit
Preferred stock, (50,000,000 shares authorized, -0- shares
issued or outstanding, par value $ .001 per share)	-	-
Common stock, (2,000,000,000 shares authorized, 993,716,592
shares issued and outstanding, par value $.001 per share)	993,717	984,083
Additional paid-in capital	2,251,091	2,231,833
Treasury stock	(230,972)	(230,972)
Retained deficit	(3,753,649)	(3,606,449)

Total stockholders' deficit	(739,813)	(621,505)

Total liabilities and stockholders' deficit	$ 213,618	$ 129,032

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Three Months		Nine Months		Nine Months
	9/30/2008		9/30/2007		9/30/2008		9/30/2007

Advertising income		$5,094		$182,302		$118,118		$411,126
Distributors, conference and other income		-		-		65,815		140

Total revenue		5,094		182,302		183,933		411,266

Cost of goods sold		(20,089)		(171,968)		(162,699)		(463,537)

Gross profit (loss)		(14,995)		10,334		21,234		(52,271)
Selling, general &
administrative expenses		23,864		312,171		146,862		455,009

Net ordinary (loss)		(38,859)		(301,837)		(125,628)		(507,280)

Interest expense		(4,325)		(8,464)		(21,572)		(30,259)

Net (loss)		$(43,184)		$(310,301)		$(147,200)		$(537,539)

Basic income (loss) per share	$	*	$	*	$	*	$	*

Fully diluted income (loss) per share	$	*	$	*	$	*	$	*

Weighted average shares outstanding		993,716,592		979,775,258		990,982,211		975,575,258

* = less than $.01 per share.

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
Statements of Cash Flows
For the Nine Months ended September 30, 2008 and 2007

	Nine Months	Nine Months
	Ended	Ended
	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,200)	$(537,539)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	7,748	1,822
Par value of shares returned to treasury	-	12,156
Fair value of rent provided by officer	-	6,750
Increase in allowance for doubtful accounts	-	-
Recovery of prior year allowance for doubtful accounts	-	-
Common stock issued for services rendered	28,891	221,800
(Increase) decrease in operating assets:
Accounts receivable	(179,855)	(57,905)
Increase (decrease) in operating liabilities:
Deferred revenue	107,794	(52,785)
Accounts payable and accrued expenses	46,272	174,216
NET CASH (USED IN) OPERATING ACTIVITIES	(136,350)	(231,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(1,433)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(1,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	-	46,037
Incurrences (repayment of) related pary advances	29,330	147,212
Proceeds from bank loans	19,499	56,662
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,829	249,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,521)	16,993

CASH AND CASH EQUIVALENTS:
Beginning of period	111,735	89,316

End of period	$24,214	$106,309

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid for interest	$21,572	$30,258
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SALON CITY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2008 and the results of operations for the period ended September 30, 2008.

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

SALON CITY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

NOTE B – EQUITY

During the nine months ended September 30, 2008, the Company issued 9,633,334 common shares to outside consultants for payment of services during this period. The transactions were valued at the stock prices on the dates of issuances ranging from $.001 to $.0045 per share. $28,891 was expensed and is included in the accompanying statements of operations. This amount also reasonably approximates the fair market value of services received.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operation to date. The Company has a net loss and negative cash flows from operations of $147,200 and $136,350 for the nine months ending September 30, 2008, respectively. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE D – SUBSEQUENT EVENTS

Subsequent to September 30, 2008 and pursuant to the Company’s by-laws and Nevada Revised Statute 78:320, on September 25, 2008, holders of a majority of the Company’s outstanding shares held a special meeting and approved a 1-for-100 reverse-split of its common stock, so that every current shareholder as of November 28, 2008 (the “Record Date”) shall be issued one share of the Company’s common voting stock in exchange for every 100 shares of the Company’s common voting stock held as of the record date, with fractional shares being rounded up to the next whole share.  The effective date of the reverse split set for December 1, 2008.

Subsequent to September 30, 2008, the Company's board of directors approved the issuance of 37,380,952 restrcited common shares to GreenTree Financial Group, Inc. for services rendered in such quarter. The shares have not yet been issued as of this filing as the transfer agent is currently processing them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” and the "Company" means, Salon City, Inc., a Nevada corporation.

GENERAL DESCRIPTION OF BUSINESS

Introduction

Headquartered in Los Angeles, California, we publish Salon City magazine, where Life is Beautiful(SM). It is distributed, retailed and sold nationally and internationally into select salons and on newsstands and bookstores.  As an emerging media company for beauty entertainment and a lifestyle brand for future products and services, we want to appeal to a global audience of consumers who want to be empowered to lead a healthier, more positive lifestyle.

We were incorporated in Nevada on January 4, 2005 and have a fiscal year end of December 31.  We represent the formal incorporation of a 10-year-old media, entertainment and distribution sole proprietorship. From our inception in 1997, known then as Salon City Press Club, we have published print and online media, most notably through our trade publication Salon City Star magazine.  In March 2007, we re-positioned the six-year old professional trade publication (Salon City Star) to the new web site, and then launched the first edition of the 100% consumer-focused publication, Salon City. Through 2008, the company will still be in the introductory stages of establishing the magazine’s presence in retail stores and in select salons.

To reach consumers, many of whom are the end-users for salons and spas, we chose to sell the print version of Salon City magazine to parallel distribution channels consisting of the professional salon and retail newsstand market.  The advantage of having both markets available to the company is that it allows us to maximize and safeguard the branding and exposure for Salon City’s name and products. To increase our international reach, we also are distributing the magazine in selected newsstands and markets. Overall, the company is still in the rollout stages and will expect to continue to do so until such time as the market warrants further expansion. Salon City magazine’s reach now extends to bookstores and newsstands throughout the USA and Canada, and in additional locations internationally, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom. Our aim in 2009 is to service the most profitable markets and achieve the greatest amount of exposure.

Competition

Salon City’s long-standing relationship with the professional salon industry helps to mitigate the highly competitive nature of the marketplace. Nevertheless, as we ramp up and diversify our media and product base, we will continue to face broad competition for audiences and advertising revenue from other media companies that produce magazines, newspapers and online content. Overall, competitive factors that influence our revenues include the financial ability to print more issues, and thus, charge more for ad rates. Long-existing consumer awareness of the Salon City brand, our financial capabilities to market and cross promote our magazine and new media on TV, Internet, at events and in other integrated branding opportunities, also affects our competitive strengths.  Despite these challenges, and since our rollout last year, Salon City has been able to establish a product-positioning place on newsstands, create consumer editorial content, generate newsstand and subscription sales for the magazine, print and display a quality publication that is comparable to the top publications in the world, and offer the product at a price that is competitive with other major magazines in the marketplace.

Competition for advertising dollars is primarily based on the magazine’s frequency and copies printed. The more a magazine publisher can print, the more it can charge.  Competition is also based on advertising rates and reach, which are in a direct relationship to the amount of copies a company can print.  To garner more revenue out of the marketplace, a magazine must continue to develop its content and expand its readership. Overall, it should trigger a consumer’s response to the people, products and brands featured in the publication. In Salon City’s case, in less than two years on the newsstands with our new publication, we have been able to establish a beginning foothold in this lucrative marketplace.

Salon City magazine is generally placed among the top leading magazines in women’s interest and home and lifestyle sections of retail outlets. Our salon distribution, which is just beginning to re-emerge, will emphasize placing the magazine in well-seen areas. Our point of difference is our content and cultural positioning; it’s all about becoming a center of influence that attracts beauty professionals, their clients and the ever-growing market of socially conscious consumers. This fast-growing segment of the population is highly sought after by upscale advertisers. They have also been considered to be a demographic with strong barriers of entry. In the aggregate, Salon City appeals to a global demographic of mainstream sophisticated consumers that many advertisers are seeking.

As Salon City and the magazine increase its exposure in both the retail and professional arena, we believe that we can attract an even wider audience to our existing and future products.  In essence, the printed publication is becoming more of a lead-in marketing tool to introduce a worldwide consumer to the many appealing facets of Salon City’s ‘lifestyle brand.’

Employees

To maintain cost-cutting objectives, we currently have over 40 independent contractors working as needed with the company in various capacities ranging from business, marketing and editorial. We have two full time employees. Effectively managing and maintaining a base of independent consultants requires a highly communicative and positive atmosphere, one that Salon City tries to provide for all of its vendors and working relationships.

We have never experienced any material labor disruption and believe that relations with our employees and independent contractors are good.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBR 30, 2008 AND 2007

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

Management Comments

The third quarter of 2008, ended September 30, was the second full quarter that Salon City, Inc. had been trading as an over-the-counter bulletin board company. The process of moving to the bulletin board took nearly two years to achieve and came at a high cost in relationship to the size of the company at present. Initially, in late 2006, management felt that we would gain final approval from both the SEC and FINRA, and commence trading, as early as fall 2007. However, SEC approval did not come until December 2007; approval from FINRA arrived in late March 2008, following the submission of a required annual report. (Initial 2007 plans for post-OTCBB status included addressing the proper capitalization and funding needs of the company so management could expand roll-out opportunities that came with the introduction of our first consumer print publication, Salon City, as well as the launch of new media marketing initiatives that could influence the growth of the company's revenues.)

Since April 2008, management's focus has been to reduce and/or eliminate unnecessary expenses while we identify our course of action for expansion.  We have been able to reduce both expenses and costs of goods during this process.

Since May 2008, management has been assembling a new consulting team that would prepare the company for fundraising and growth opportunities. Ideally, these opportunities would attract a much larger sphere of microcap and institutional investors. As of today, we are actively preparing to take the steps necessary to improve our capital structure, increase working capital, and support our projections for expansion and development of our new revenue generating products.

During Q3 2008, management continued to recruit a new advertising and sales agency that would represent us in the consumer and trade advertising markets. By September 30th the end of our third quarter, we have yet to enter into a long-standing contract with the intended agency. Until such time as an agency is contracted, the company will continue to handle its advertising and sales in house.

September’s disruptive impact of the global economic situation has delayed our plans, including the contractual talks with sales agencies and the expectations of a stronger 2009 media buying season, which began in earnest on September 30, 2008. The company’s initial sales expectations and plans for Q3 and Q4, 2008 have been pushed back at least 3-6 months into the first and second quarters of 2009. Also delayed was the company’s ability to hire a new sales agency by September. Now because of the delays and the marketplace, there are no assurances that they will be the chosen and hired agency to represent the company.  Management will continue to seek effective sales agency representation, and in the interim as mentioned, will handle ad sales in house.

In Q4, management will remain focused on the completion of it capital restructuring, securing funding opportunities, reduction of expenses, generating sales and market awareness plans for our new products. While the economy remains difficult and highly uncertain, management will continue to offer attractive ad rates, branding buying and sponsorship opportunities to cost-conscious buyers.

To successfully execute our current strategy, we will need to improve our working capital position through increased sales, debt or equity financing.  There can be no assurance that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities.  Our inability to fund our capital requirements would have a material adverse effect on the Company.

In summary, management will continue to stay focused on increasing revenues, reducing costs, and seeking ways to improve working capital.

Net Income / Loss

We had a net loss of $43,184 and $ 310,301 for the three months ended September 30, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $23,864 and $312,171 for the three months ended September 30, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

We had a net loss of $147,200 and $537,539 for the nine months ended September 30, 2008 and 2007, respectively. The net loss in these periods was due primarily to operational expenses, which were $146,865 and $455,009 for the nine months ended September 30, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Revenue

We recorded revenues of $5,094 and $182,302 for the three months ended September 30, 2008 and 2007, respectively. The decrease in revenues was attributable to market conditions, global volatility and our transitioning from limited trade advertising revenue to much higher potential consumer advertising revenue. This influenced the first three months of 2008 results.

We recorded revenues of $183,933 and $411,266 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in revenues was attributable to market conditions, global volatility and our transitioning from limited trade advertising revenue to much higher potential consumer advertising revenue. This influenced the first nine months of 2008 results.

To inform the reader and provide more decision usefulness herein, the following paragraphs were written describing more of what we do, the services we provide and the magazine we distribute.

Our concept arises from our core mission to offer the public positively oriented news and products that relate to a consumer’s desire to live a life of health and wellness. We intend to organize a consumer membership consisting of salons, spas and clients–what we call the “Salon City Society”–as it grows and emerges in the world of beauty, entertainment and lifestyle branding. We are in the process of building a globally respected brand associated with a positive, balanced lifestyle and vision for both the public and the beauty industry. While our redesigned consumer publication, Salon City magazine, has generated most of our revenues in 2008, other initiatives, including our new web shows, online entertainment and publication, will be unfolding during 2009. We believe our expanded media and product platform will add to our overall revenues.

After six years as a trade publication, Salon City Star magazine was renamed, redesigned and re-launched on February 27, 2007. Our Hollywood-based magazine, Salon City, is now 100% consumer focused. Salon City is currently sold through thousands of national retailers like Hudson News, Barnes & Noble, Borders, Target, Kmart, Rite Aid and major grocery and drug chains throughout the USA and Canada, and in additional locations internationally in over 30 countries, including, but not limited to, Australia, Dubai, Germany, Hong Kong, Italy, Mexico, New Zealand, Singapore and the United Kingdom. Salon City features news from celebrities, everyday people and world beautymakers in music, art, literature and politics. Beauty entertainment and lifestyle news is the focus. Salon City, currently in its roll-out stages, has had an introductory circulation of approximately 75,000 copies per issue and a frequency of up to eight times per year, resulting in a total annual circulation of 600,000.  Over the next five years the magazine is being strategically positioned to become a high sales volume publication with circulation that could exceed 750,000 copies per issue. With increased funding and a new national ad sales agency in place, the company aims in 2009 to increase revenues each year for the next five years.

The magazine’s revenues will also be enhanced beginning in 2009 with a digital edition, which can be purchased on our internet site, www.saloncity.com. Additional media products are being planned to be sold on the site, including a professional-only publication and regularly produced webisodes of Salon City’s new award-winning web show, Hollywood CeleBeauty, featuring original content.

In June 2008, Salon City magazine began a limited roll-out of its mobile text service, which is in the early stages of content development and consumer marketing. At some point in time after the economy shows improvement, Salon City plans to add paid for services, such as browsing for news, text alerts, shopping at CityShop and entering competitions. The mobile service can give Salon City magazine a platform for advertisers to find out more about its readers, such as the type of content and products they are interested in. It is being offered worldwide and designed to drive consumers to Salon City’s mobile web portal.

We are continuing to develop the new mobile service, website, web show and Salon City Network (consisting of Salon City produced video programs that appear as part of our online entertainment) for 2009. All of our mobile and online initiatives will be self-funded (magazine advertising and sponsorship revenue).

The company will continue to invite new sponsors and advertisers to participate in the branding of their products in exchange for contractual agreements that may generate revenue.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2008 and 2007 were $20,089 and $171,968. The company realized a significant reduction in cost of goods sold for the three months ended September 30, 2008 compared to 2007. The reason for the decrease in cost of goods sold for the three months ended September 30, 2008 is due to management’s effectiveness at reducing printing and shipping costs and other general expenses.  Due to the decrease in revenue gross profits for the three months ended September 30, 2008 were $(14,995) compared to $10,334 for the same period in 2007.

Cost of goods sold for the nine months ended September 30, 2008 and 2007 were $162,699 and $463,537. The company realized a significant reduction in cost of goods sold for the nine months ended September 30, 2008 compared to 2007. The reason for the decrease in cost of goods sold for the nine months ended September 30, 2008 is due to management’s effectiveness at reducing printing and shipping costs and other general expenses.  As a result, gross profits improved for the nine months ended September 30, 2008 to $21,234 compared to $(52,271) for the same period in 2007.

Expenses

Operating expenses for the three months ended September 30, 2008 and 2007 were $23,864 and $312,171, respectively. Operating expenses for the nine months ended September 30, 2008 and 2007 were $146,862 and $455,009 respectively. Professional fees were the primary reason for the decrease in operating expenses in the nine month period ended September 30, 2008, in that we issued $28,891 worth of our common shares for services rendered by a consultant during the period as compared to $221,800 worth of our common shares for services rendered by a consultant during the nine months ended September 30, 2007. The consultant provided advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advise us regarding its overall progress, needs and condition. We recorded compensation expense for the nine months ended September 30, 2008 of $28,891 according to the closing stock prices on the dates of issuances. This approximated the fair value of services received. The 2007 services had a charge of $221,800 in comparison as common shares were issued to consultants for services rendered during the nine months then ended but at much higher quoted stock prices in 2007.

Due to odd months scheduling and a summer delay in our publishing schedule, we did not print our last issue in time to be recognized in this quarter.  Management took strong cost-cutting actions as a result. The company will continue to minimize cost of goods sold and all other expenses to improve efficiencies and gross profits. The steps taken have lowered printing, operational costs and marketing costs. Continued lower printing costs may interfere with our ability to maintain distribution and sales growth in our domestic and international distribution. While our last three issues have shown a slight increase in newsstand sales, we may not be able to maintain this level unless we have the ability to market and promote the brand.

Our elevation to OTCBB status will continue to cause a marked increase in professional fees and various expenses associated with the type of quarterly and annual reporting expected from an OTCBB company. Management expects certain OTCBB related costs will remain high in order to maintain its Bulletin Board trading status and as a fully-reporting public company.

Liquidity and Capital Resources

Net cash flows used in operating activities were $136,350 and $231,485 for the nine months ended September 30, 2008 and 2007, respectively. This was primarily attributable to net losses, which were $147,200 and $537,539 for the nine months ended September 30, 2008 and 2007, respectively, offset by the non-cash charges for common shares issued for services rendered during the nine months ended September 30, 2008 and 2007 in the amounts of $28,891 and $221,800 respectively, as discussed above.

Net cash flows used in investing activities for the nine months ending September 30, 2008 and 2007 were $0 and $1,433, respectively. The cash flows used in investing activities for the nine months ended September 30, 2007 was solely used for the purchase of office related equipment in the amount of $1,433.

Net cash flows provided by financing activities were $48,829 and $249,911 for the nine months ended September 30, 2008, and 2007, respectively. This was mainly attributable to $46,037 in proceeds from the sale of common stock in 2007, $29,330 and $147,212 in receipt of loans from an officer in 2008 and 2007, respectively, and $19,499 and $56,662 in proceeds from bank loans for the nine months ended September 30, 2008 and 2007, respectively.

Overall, we have funded all of our cash needs from inception through September 30, 2008 with proceeds from issuances of common stock and shareholder loans.

On September 30, 2008, we had cash of $24,214 on hand. We do not have or anticipate having within the next twelve months any cash flow or liquidity problems and we are not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring us to make payments.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the Company’s by-laws and Nevada Revised Statute 78:320, on September 25, 2008, holders of a majority of the outstanding shares of common stock of Salon City, Inc. ("SLON") called and held a special meeting and approved a 1-for-100 reverse-split of its common stock, so that every current shareholder of SLON’s common stock as of November 28, 2008 (the “Record Date”) shall be issued one share of SLON’s $0.001 par value common voting stock in exchange for every 100 shares of SLON’s $0.001 par value common voting stock held as of the record date, with fractional shares being rounded up to the next whole share.  The effective date of the reverse split set for December 1, 2008.

Shareholders holding approximately 81% of the common shares eligible to vote, or 808,067,122 shares out of 993,716,592 issued shares, approved the resolution authorizing the reverse split. There were no dissenting or abstaining votes, and no other matters were taken up or voted upon at the special meeting of the majority shareholders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K filed

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SALON CITY, INC.

Date: November 18, 2008	By:	/s/ Steven Casciola
Steven Casciola President, CEO, CFO

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer/Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.